Form 10-Q
period 1996-03-31
LANXIDE CORP
filed 1996-05-15
CIK 822972

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                       _______________

                        FORM 10-QSB

         [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                          OR

        [    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _______ TO _______

                   COMMISSION FILE NO. 0-16293

                   LANXIDE CORPORATION
       (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             DELAWARE                                51-0270253
   (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)


        1300 MARROWS ROAD, NEWARK, DE                       19714
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                              (302) 456-6200
               ISSUERS TELEPHONE NUMBER, INCLUDING AREA CODE

                            ____________________

   CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
   [ X ]  YES               [   ]  NO

   THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 13, 1996,
   WAS:  1,194,100.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

   YES                           NO       X


   LANXIDE CORPORATION


   TABLE OF CONTENTS

   Page
   Number

   PART I.   FINANCIAL INFORMATION

        Item 1.   Financial Statements:

                  Consolidated Balance Sheet at
                  March 31, 1996 (Unaudited) . . . . . . . . . . . . . 2

                  Consolidated Statement of Operations
                  for the Three Months and Six Months Ended
                  March 31, 1996 and 1995 (Unaudited)  . . . . . . . . 3

                  Consolidated Statement of Cash Flows
                  for the Six Months Ended March 31, 1996
                  and 1995 (Unaudited) . . . . . . . . . . . . . . . . 4

                  Notes to Consolidated Financial
                  Statements (Unaudited) . . . . . . . . . . . . . . . 5

        Item 2.   Management s Discussion and Analysis
                  of Results of Operations and Financial
                  Condition  . . . . . . . . . . . . . . . . . . . .  10

   PART II.  OTHER INFORMATION

        Item 4.   Submission of Matters to a Vote of
                  Security Holders  . . . . . . . . . . . . . . . .   19

        Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . .  19


 LANXIDE CORPORATION
 CONSOLIDATED BALANCE SHEET
 (Dollars in thousands, except per share data)
 (Unaudited)

                                                             March 31, 1996
 Assets
 Cash and cash equivalents, including amounts
   restricted for use by majority-owned affiliates           $7,100
 Accounts receivable - trade                                  1,430
 Other receivable                                             1,250
 Inventories                                                  1,515
 Deposits                                                       400
                                                     ---------------
   Total current assets                                      11,695

 Property and equipment, net                                  7,755
 Investment in affiliates                                     1,561
 Other assets                                                   611
                                                     ---------------
                                                            $21,622
                                                     ===============
 Liabilities and Shareholders' Deficit
 Current portion of long-term debt                              $16
 Accounts payable and accrued expenses                        1,964
 Deferred revenue                                             1,802
 Payable to affiliate                                           716
                                                     ---------------
   Total Current liabilities                                  4,498

 Long-term debt                                              15,970
 Deferred credit                                                361
 Deferred compensation                                        1,148
                                                     ---------------
                                                             21,977
                                                     ---------------

 Minority interest in consolidated affiliates                 8,603

 Redeemable Series E preferred stock
   (aggregate liquidation value, $261);
   26,100 shares issued and outstanding                         207
                                                     ---------------
 Shareholders' deficit
   Preferred Stock 15,000,000 shares authorized
    Series A preferred stock (aggregate
    liquidation value, $88,933) $.01 par
    value;
      1,111,661 shares issued and outstanding                   11
   Common stock $.01 par value, 25,000,000
     shares authorized: 1,194,100 issued and
     outstanding                                                 12
   Additional paid-in capital                               187,894
   Accumulated deficit                                    (198,473)
   Cumulative translation adjustment                          1,391
                                                     ---------------
       Shareholders' deficit                                (9,165)
                                                     ---------------
                                                            $21,622
                                                     ===============

 See notes to consolidated financial statements.


           LANXIDE CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                           Three Months Ended March 31,           Six Months Ended March 31,
                                                           ----------------------------           --------------------------
                                                               1996                1995                1996            1995
                                                               ----                ----                ----            ----
Revenue:
  Sales                                                              $784        $2,725              $1,746          $4,649
  Licensing revenue                                                 3,080         2,000               5,980           2,000
  Research and development contract revenue                         1,621         1,875               3,111           4,049
                                                          ----------------  ------------     ---------------   -------------
                                                                    5,485         6,600              10,837          10,698
                                                          ----------------  ------------     ---------------   -------------
Operating costs:
  Cost of sales                                                       764         2,641               1,873           4,398
  Research and development contract costs                           1,148         1,906               2,207           3,904
  Research and development                                          1,433         2,295               2,620           4,640
  Selling, general and administration                               1,309         4,076               2,749           7,035
                                                          ----------------  ------------     ---------------   -------------
                                                                    4,654        10,918               9,449          19,977
                                                          ----------------  ------------     ---------------   -------------

Income (loss) from operations before minority allocation              831       (4,318)               1,388         (9,279)

Minority allocation of operating (income) loss                      (346)           779                  90           1,255
                                                          ----------------  ------------     ---------------   -------------

Income (loss) from operations                                         485       (3,539)               1,478         (8,024)

Equity in net loss of unconsolidated affiliates                     (384)       (1,353)               (633)         (1,799)
Interest expense                                                    (491)         (528)               (992)           (915)
Other income                                                          632           788                 907             453
                                                          ----------------  ------------     ---------------   -------------

Income (loss) before income taxes                                     242       (4,632)                 760        (10,285)
Income tax expense                                                   (40)                              (40)
                                                          ----------------  ------------     ---------------   -------------

Net income (loss)                                                     202       (4,632)                 720        (10,285)

Dividends on mandatorily redeemable preferred stock                   (9)                              (31)
                                                          ----------------  ------------     ---------------   -------------

Net income (loss) applicable to common shares                        $193      $(4,632)                $689       $(10,285)
                                                          ================  ============     ===============   =============

Historical Income (Loss) Per Share
   Primary                                                          $0.10       $(0.45)               $0.10         $(1.00)
   Fully diluted                                                    $0.10       $(0.45)               $0.08         $(1.00)

Proforma Income Per Share
   Primary                                                                                            $0.36
   Fully Diluted                                                                                      $0.35

Historical Average Common Shares Outstanding
   Primary                                                          1,947        10,374               6,977          10,325
   Fully diluted                                                    1,989        10,374               8,656          10,325

Proforma Average Common Shares Outstanding
   Primary                                                                                            1,890
   Fully Diluted                                                                                      1,968


See notes to consolidated financial statements.

                             LANXIDE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                                                                  Six Months Ended March 31,
                                                                                                 1996                  1995
                                                                                                 ----                  ----
Cash flows from operating activities:
Net income (loss)                                                                                      $720            $(10,285)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
 Depreciation and amortization                                                                          937                1,373
 Minority allocation of operating income (loss) and equity in net loss of
   unconsolidated affiliates                                                                            543                  116
 Changes in assets and liabilities, net of effects of acquisitions and changes in consolidated affiliates:
    (Increase) decrease in receivables                                                                (238)                  645
    Increase in inventories                                                                           (591)              (1,879)
    Decrease (increase) in other assets                                                                 773                 (39)
    (Decrease) increase in accounts payable and accrued expenses                                    (1,262)                  901
    Decrease in deferred revenue and deferred credit                                                (4,918)              (1,120)
    Increase in other liabilities                                                                        51                  117
                                                                                        --------------------   ------------------
   Net cash used in operating activities                                                            (3,985)             (10,171)
                                                                                        --------------------   ------------------

Cash provided by (used in) investing activities:
 Capital additions                                                                                    (518)              (2,276)
 Proceeds from sale of property and equipment                                                         6,853
 Investment in unconsolidated affiliate                                                                                    (936)
                                                                                        --------------------   -----------------
   Net cash provided by (used in) investing activities                                                6,335              (3,212)
                                                                                        --------------------   -----------------

Cash flows from financing activities:
 Proceeds from common stock, net                                                                      3,212
 Proceeds from preferred stock, net                                                                     331
 Retirement of preferred stock                                                                         (70)
 Preferred stock dividends paid                                                                         (1)
 Capital contributions to consolidated affiliates by commercial venture partners                        141                4,569
 Proceeds from issuance of debt obligations                                                             257                7,500
 Repayment of debt obligations                                                                      (4,328)              (1,108)
                                                                                        --------------------   ------------------
   Net cash provided by financing activities                                                          (458)               10,961
                                                                                        --------------------   ------------------

Effect of exchange rate translations                                                                    (4)                (253)
                                                                                        --------------------   ------------------

Net increase (decrease)                                                                               1,888              (2,675)

Cash and cash equivalents, beginning of year                                                          5,212               11,453
                                                                                        --------------------   ------------------
Cash and cash equivalents, end of year                                                               $7,100               $8,778
                                                                                        ====================   ==================

Cash paid for interest                                                                                 $891                 $915

See notes to consolidated financial statements.

                            LANXIDE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per-share data)
                             (Unaudited)

   1.   CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated balance sheet at March 31, 1996, the consoli-dated statement of operations for the three and six months ended March 31, 1996 and 1995, and the consolidated statement of cash flows for the six months ended March 31, 1996 and 1995 have been prepared by Lanxide Corporation (the Company) and have not been audited by the Company s Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments and the adjustments described in Note 5) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

        These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1996 are not necessarily indicative of operating results for the full year.

   2.   CASH AND CASH EQUIVALENTS

        All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Included in the cash balances at March 31, 1996 are $3,448 held by subsidiary companies which amounts are not directly available to the Company.

   3.   INVENTORIES

        Inventories are valued at the lower of cost (primarily average cost) or market and consist of the following:

                       Raw materials       $  707
                       Work in progress        626
                       Finished goods          182
                                            $1,515

   4.   PER SHARE DATA

        Historical net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. On November 14, 1995, the Company completed its Recapitalization Plan (see
        Note 5) and the number of common shares outstanding was signifi-cantly reduced. Accordingly, the computation of historical weighted average common shares outstanding reflects this recapi-talization.

        Proforma net income per share is computed using the weighted average number of common shares and potentially dilutive securi-ties outstanding from the completion of the Recapitalization Plan (as if such recapitalization occurred at October 1, 1995).

        During the three and six months ended March 31, 1995, all potential dilutive securities have an antidilutive effect on the loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

      For the six months ended March 31, 1996:
                                            Primary Av-   Fully Diluted
                                            erage Common     Average
                                            Shares Out-   Common Shares
                                              standing     Outstanding
                  Historical
    Prior to Recapitalization (25% of
      Weighted Average)
    Common Shares Outstanding              10,584,444     10,584,444
    Assuming the conversion of
      convertible preferred stock          11,651,014     18,135,452
                                           __________     __________
                                           22,235,458     28,719,896
                                           ==========     ==========
    After Recapitalization (75% of
      Weighted Average)
    Common Shares Outstanding               1,183,042      1,183,042
    Assuming exercise of options
      and warrants                            495,346        495,346
    Assuming purchase of shares with
      proceeds of options and warrants       (201,427)      (123,969)
    Assuming the conversion of convert-
      ible preferred stock                    413,478        413,478
                                            ---------      ---------
                                            1,890,439      1,967,897
                                            =========      =========
    Weighted average common shares          6,976,694      8,655,897
                                            =========      =========

                                            Primary Av-   Fully Diluted
                                            erage Common     Average
                                            Shares Out-   Common Shares
                                              standing     Outstanding
                        Proforma

    Common Shares Outstanding               1,183,042      1,183,042
    Assuming exercise of options
      and warrants                            495,346        495,346
    Assuming purchase of shares with pro-
      ceeds of options and warrants          (201,427)      (123,969)
    Assuming the conversion of convert-
      ible preferred stock                    413,478        413,478
                                            ---------      ---------
    Weighted average common shares          1,890,439      1,967,897
                                            =========      =========

     For the three months ended March 31, 1996:
                  Historical                Primary Av-   Fully Diluted
                                            erage Common     Average
                                            Shares Out-   Common Shares
                                              standing     Outstanding

    Common Shares Outstanding               1,183,754      1,183,754
    Assuming exercise of options
      and warrants                            527,464        527,464
    Assuming purchase of shares with pro-
      ceeds of options and warrants          (177,453)      (135,751)
    Assuming the conversion of convert-
      ible preferred stock                    413,478        413,478
                                            ---------      ---------
    Weighted average common shares          1,947,243      1,988,945
                                            =========      =========

   5.   SIGNIFICANT EVENTS

        Series D and E Securities Purchase Agreement:

        On October 3, 1995, the Company entered into a securities purchase letter agreement (the Securities Purchase Letter Agreement), pursuant to which the Company sold to Bentley Blum, a Director and principal stockholder of the Company, 7,000 shares of mandatorily redeemable Series D Preferred Stock, at an aggregate price of $70, and 26,100 shares of mandatorily redeem-able Series E Preferred Stock, at an aggregate price of $261.

        The Series D Preferred Stock paid a dividend at the rate of 7% per annum. Upon consummation of the Recapitalization Plan, each share of Series D Preferred Stock was automatically converted into an amount of cash equal to $10 per share (or an aggregate of $70), plus any accrued but unpaid dividends and the shares of Series D Preferred Stock were canceled and retired. Such amounts were paid on November 16, 1995.

        The Series E Preferred Stock will pay a dividend at the rate of 7% per annum. Upon consummation of the Recapitalization Plan, each share of Series E Preferred Stock remained outstanding and continued to represent one share of Series E Preferred Stock of the surviving corporation. Each outstanding share of Series E Preferred Stock is mandatorily redeemable by the Company at $10 per share, plus accrued but unpaid dividends out of assets legally available therefor on October 3, 2000. Pursuant to the Securities Purchase Letter Agreement, the Company issued Mr. Blum a warrant to purchase 58,763 shares of Common Stock, at an exercise price of $4.50 per share which is exercisable until January 14, 1999.

        Completion of Lanxide Recapitalization Plan:

        On November 14, 1995, the Company completed its Recapitalization Plan (the Plan). Pursuant to the Plan, stockholders subscribed for 850,117 shares of the Company s common stock at $4.50 per share, providing aggregate gross proceeds of $3,800. In addi-tion, 331,679 shares of common stock were issued to Bentley Blum upon conversion of shares of the Series C Preferred Stock. In connection with the Plan, shares of Old Common Stock, Old Series A Preferred Stock and Old Series B Preferred Stock were convert-ed into a total of 1,111,661 Units. Each unit consists of one share of the Company s New Series A Preferred Stock and one warrant to purchase one-twentieth of a share of the Company s New Common Stock. Each share of Series A Preferred Stock is convertible into approximately 0.37 share of common stock and has an annual cumulative dividend of $3.20 per share after January 1, 2001, subject to the extent of fifty percent of earnings of the Company and certain other limitations. The Series A Preferred Stock is redeemable at any time at the option of the Company at $80 per share plus accrued but unpaid divi-dends.

        Sale of Lanxide ThermoComposites, Inc.:

        On December 13, 1995, the Company sold 51% of its stock owner-ship in a wholly-owned subsidiary, Lanxide ThermoComposites, Inc. (Lanxide Thermo), to A.P. Green Industries, Inc. (A.P. Green). In consideration for its interest in Lanxide Thermo, A.P. Green agreed to fund the venture s ongoing cash require-ments. Concurrent with A.P. Green s acquisition, Lanxide Thermo acquired Chiam Technologies, Inc. in exchange for a 20% common stock interest in Lanxide Thermo. Lanxide Thermo was formed in 1994 to commercialize high performance refractory products for the continuous casting segment in the steel industry.

        Settlement of a Stockholder Demand for Appraisal Rights

        In connection with the Recapitalization Plan, certain holders (the Holders) of Old Common Stock sought appraisal rights pursuant to Section 262 of the Delaware General Corporation Law. On March 5, 1996, the Company entered into a letter agreement with the Holders pursuant to which the Holders released all claims against the Company relating to the Recapitalization Plan in exchange for the following:

             A. the right to convert each share of Old Common Stock owned by each Holder into one-twentieth of a Unit, comprised of one share of Series A Preferred Stock and one Unit Warrant, on the terms described in the Recap-italization Plan;

             B. the right to purchase the number of shares of Common Stock equal to one-twentieth of the number of shares of Old Common Stock held by each Holder at an exercise price of $4.50 per share; and

             C. a Warrant to purchase a number of shares of Common Stock equal to 1.479 times the number of shares of Common Stock which such Holder purchased pursuant to the above offer of Common Stock at an exercise price of $18.00 per share for a four-year period.

        The securities issued in connection with the foregoing settle-ment will contain restrictions on the Holders' ability to sell such securities.

        The Company recorded a charge of $74 in March 1996 relating to this settlement.

        Sale and Leaseback of Marrows Road Facility:

        On March 28, 1996, the Company sold the Marrows Road facility for $8.6 million to QRS 12-16, Inc. (the Buyer), an entity established by Corporate Property Associates (CPA:12), a real estate investment trust sponsored by W.P. Carey, a purchaser and lessor of corporate real estate. Concurrent with the sale, the Company entered into a noncancelable twenty-year operating lease with the Buyer with renewal options for another 20 years. The lease terms require prepaid quarterly payments of $244 with inflation adjustments every five years. The lease requires the Company to comply with certain financial covenants and limits the Company's ability, among other things, (i) to assume addi-tional indebtedness, (ii) to become a guarantor of contingent obligations and (iii) to make Restricted Payments (as defined therein) including the declaration of dividends on the Common Stock. The lease also grants the Company a right of first refusal with respect to the purchase of the Marrows Road facili-ty. In connection with the sale and leaseback, the Company entered into sublease agreements with each of three commercial venture companies that occupy the facility. The $361 gain on the sale of the building is being deferred and will be recog-nized over the noncancelable lease term.

        As part of this transaction, the Company granted the Buyer a warrant to purchase 15,500 shares of Common Stock at an exercise price of $14.00 per share for a five year period.

        The sale and leaseback transaction generated $3.3 million of working capital after the prepayment of a $4.1 million mortgage on the Marrows Road facility and the payment of associated fees and closing costs. The Company also paid a non-cash brokerage fee for the arrangement of the transaction in the amount of 10,700 shares of Common Stock. Under the terms of the lease, the Company pledged a $400 security deposit with the buyer.

        Sale of Celanx KK:

        On March 28, 1996, the Company sold its remaining fifty percent ownership interest in Celanx KK to Nihon Cement Co. Ltd. (Nihon Cement) effectively giving Nihon Cement sole ownership of the license to manufacture, market and sell precision instruments in Japan. As consideration for the sale of its interest in Celanx KK, Lanxide K.K., a subsidiary of the Company, will receive ongoing royalties from precision instrument sales generated by Nihon Cement. Concurrent with this sale, Lanxide K.K. reac-quired its wear products license from Celanx KK. As a result of this transaction, Lanxide K.K. recognized the remaining $2,826 deferred gain (net of its investment in Celanx KK) associated with the 1994 sale of its fifty percent ownership in Celanx KK to Nihon Cement, of which, $2,080 is being recorded as license revenue.

   6.   UNAUDITED PROFORMA RESULTS OF OPERATIONS:

        The following summarizes the unaudited proforma results of operations of the Company for the three and six months ended March 31, 1995, to give effect to the sale of Lanxide Precision, Inc., the sale of substantially all of the assets and business of Alanx Products, Inc. (Alanx) (with the exception of dividends on the Alanx preferred stock which will be continuing), the sale of the controlling interest in Lanxide Thermo, the sale of the controlling interest in Lanxide Armor Company, L.P. and the purchase of a controlling interest in Lanxide Electronic Compo-nents, Inc. as if all had occurred on October 1, 1994.

                                             Three          Six Months
                                          Months Ended         Ended
                                            March 31,        March 31,
                                              1995             1995

    Revenue:
      Sales                             $       645      $     1,271
      Licensing revenue                       2,000            2,000
      Research and development
        contract revenue                      1,378            2,987
                                              -----            -----
                                              4,023            6,258
                                              -----            -----
    Operating costs:
      Cost of sales                             731            1,312
      Research and development
        contract costs                        1,478            2,931
      Research and development                1,738            3,577
      Selling, general and
        administrative                        2,791            4,674
                                              -----           ------
                                              6,738           12,494
                                              -----           ------
    Loss from operations before
      minority allocation                    (2,715)          (6,236)

    Minority allocation of operating
      loss                                      681              918
                                              -----            -----

    Loss from operations                     (2,034)          (5,318)

    Equity in net loss of unconsoli-
      dated affiliates                         (997)          (1,139)
    Interest expense                           (520)            (901)
    Other income                                773              460
                                             ------           ------
    Net loss                            $    (2,778)     $    (6,898)
                                             ======           ======


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERA-TIONS AND FINANCIAL CONDITION

   The following is a discussion of the consolidated financial condition and results of operations of Lanxide Corporation and its majority-owned affiliates (the Company) for the three and six months ended March 31, 1996 and 1995, as well as certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this 10-QSB. All dollar amounts in this section, unless otherwise noted, are in thousands of dollars, except per share data.

   OVERVIEW

   Historically, the Company's revenues have been derived primarily from research contracts and development agreements with E.I. DuPont de Nemours & Company (DuPont) and the U.S. Government and, more recent-ly, from technology licensing revenues and sales to outside custom-ers. In addition, a substantial portion of the Company's research and development (R&D) and other operating costs have been funded by Alcan Aluminium Limited and its affiliates (Alcan), DuPont and Kanematsu Corporation (Kanematsu) through the Company's consolidated affiliates. The Company operates principally in the United States and to some degree through its subsidiary in Japan.

   During fiscal year 1995, the Company embarked on a program to license its technology in certain specific market sectors by product and geography in order to generate immediate cash for the Company. Since implementing this strategy, the Company consummated license agree-ments with A.P. Green Industries, Inc. (A.P. Green), Waupaca Foundry, Inc. (Waupaca), Sturm Ruger & Company, Inc. (Sturm Ruger) and Brembo S.p.A. (Brembo) which generated initial license fees, as well as future license fees and royalties which are subject to certain termination clauses. Additionally, in March 1996, the Company converted Celanx KK, its joint venture with Nihon Cement Co. Ltd. (Nihon Cement), into a licensing and royalty arrangement.

   In fiscal year 1996, the Company anticipates that its revenues will continue to be derived primarily from research and development contracts, technology licenses and sales.

   RESULTS OF OPERATIONS

   Revenues from research and development contracts and commercial development agreements (other than the Company's agreements with its consolidated affiliates) are reported under "Research and development contract revenue" in the Company's Consolidated Statement of Opera-tions. Expenses related to these contracts and agreements are reported under operating costs as "Research and development contract costs."

   Research and development costs represent costs incurred for projects sponsored by the Company and/or its commercial venture partners through the Company's consolidated affiliates. This includes re-search costs to develop and provide patent protection for the Company's technology. Operating losses funded by commercial venture partners through the Company's consolidated affiliates are allocated to such partners as "Minority allocation of operating (income) loss."

        Significant Customers; Commercial Relationships With the U.S.
        Government

   The Company's significant revenue sources consist primarily of (i) technology licensing revenues; (ii) U.S. Government contract funding;
   (iii) revenues from a brake component agreement between the Company and Nihon Cement; (iv) product development revenues received from unconsolidated commercial ventures; and (v) revenues of consolidated subsidiaries of the Company.

   The U.S. Government is a significant customer of the Company. Contract revenues received from the Government amounted to $1,201 and $1,506 for the six months ended March 31, 1996 and 1995, respective-ly. Currently, the Company has five government contracts totaling $4.1 million dollars of which $1.9 million has been billed through March 31, 1996. The Company anticipates revenues of $2.3 million in 1996 associated with these government contracts. These contracts may be terminated at the convenience of the government upon written notice to the Company. Termination of these contracts would adverse-ly affect the Company.

        Commercial Relationships With DuPont

   Since 1987, the Company and DuPont have formed three commercial joint ventures -- Lanxide Electronic Components, Inc. (LEC), Lanxide Armor Company, L.P. (LAC) and Du Pont Lanxide Composites, L.P. (DLC).

   The current ownership interests of the commercial joint ventures are as follows:

                       LANXIDE OWNERSHIP  DUPONT OWNERSHIP
                LEC            80%               20%
                LAC            27%               73%
                DLC            30%               70%

   DuPont's and the Company's current funding responsibilities for each of LAC and LEC are based upon their respective ownership interests. Also, DuPont is required to provide 100% of the funding requirements of DLC through 1999, after which funding will be based on ownership interest. If either DuPont or the Company fails to meet these funding obligations, its respective ownership interest in any such unfunded venture will be diluted if such funding obligations are met by the other owner. The Company anticipates that it will provide all of LEC s funding needs in 1996. The Company does not currently intend to meet any further funding requirements of LAC and, accord-ingly, its interest therein will be diluted if further requirements exist and they are met by DuPont.

   LAC, LEC and DLC sublease space from the Company in the Marrows Road manufacturing facility. Also, the Company provides accounting, purchasing, payroll and human resource services to these ventures. Amounts received by the Company from unconsolidated affiliates for administrative and facilities costs and services are reflected as a reduction to selling, general and administrative expense, which totaled $1,262 and $561 for the six months ended March 31, 1996 and 1995, respectively. On March 28, 1996, the Company sold its Marrows Road manufacturing facility to QRS 12-16, Inc. as part of a sale and leaseback transaction. See "-- Liquidity and Capital Resources."

   These three commercial ventures also contract R&D services from the Company. Revenue received by the Company from unconsolidated affili-ates are recorded as contract revenue, which totaled $612 and $1,994 for the six months ended March 31, 1996 and 1995, respectively.

        Percentage Relationship to Net Revenues

   The following table sets forth the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations for the periods presented:

                                          Six months      Three months
                                            ended            ended
                                          ----------      ------------
                                           March 31,       March 31,
                                           ---------       ---------
                                        1996     1995   1996     1995
                                        ----     ----   ----     ----
   Revenues                             100%    100%   100%      100%
   Operating costs:
        Cost of sales                    (17)    (41)   (14)      (40)
        Research and development
          contract costs                 (20)    (36)   (21)      (29)
        Research and development         (24)    (43)   (26)      (35)
        Selling, general and adminis-
          trative                        (25)    (66)   (24)      (62)
   Minority allocation of operating
     (income) loss                         1      12     (6)       12
   Equity in net loss of unconsolidat-
     ed affiliates                        (6)    (17)    (7)      (20)
   Interest expense                       (9)     (9)    (9)       (8)
   Other income                            8       4     12        12
   Net income (loss)                       7     (96)     4       (70)

   Six months ended March 31, 1996 compared to six months ended March 31, 1995

   The Company reported a net income of $720 on revenues of $10,837 during the six months ended March 31, 1996, as compared to a net loss of $10,285 on revenues of $10,698 during the six months ended March 31, 1995. The Company's revenue was generated primarily from licens-ing revenues, commercial sales and research and development contracts as discussed in greater detail below.

   The Company s net income of $720 for the six months ended March 31, 1996 as compared to a $10,285 loss for the prior period was primarily a result of three factors:

        (1) 1996 license fees of $5,980 versus $2,000 in the first six months of 1995.
        (2) a reduction in losses attributable to its commercial ven-tures because of the following events:
             (A) During the second quarter of fiscal year 1995, the Company discontinued the Lanxide Sports International, Inc. and Lanxide Surgical Devices Company commercial ventures.
             (B) In May 1995, the Company sold all of its stock owner-ship in Lanxide Precision, Inc. (LPI) to LNX Acquisi-tion Company.
             (C) In June 1995, the Company sold 85% of the business of Alanx Products, Inc. (Alanx) to Alanx Wear Solutions.
             (D) In June 1995, the Company sold a 30% interest in LAC to DuPont which reduced its ownership percentage to 27%.
             (E) In December 1995, the Company sold its majority owner-ship in Lanxide ThermoComposites, Inc. (Lanxide
                  Thermo) to A.P. Green.
             These events were partially offset by the Company s June
             1995 purchase of an additional 30% interest in LEC from DuPont raising the Company s ownership percentage and corresponding funding obligation to 80%.
        (3) a 20% reduction in the Company s work force during the second quarter of fiscal year 1995.

        The Company believes these factors will continue to have a favorable impact on future operations.

        Net Sales and Cost of Sales

        Consolidated sales decreased 62% to $1,746 from $4,649, and cost of sales decreased 57% to $1,873 from $4,398 compared to the prior period. These decreases are primarily attributable to the fact that the sales of LPI and Alanx were not consolidated during the first six months of fiscal year 1996. Partially offsetting this decrease is the consolidation of LEC sales during fiscal 1996.

        Licensing Revenue

        Licensing revenue of $5,980 and $2,000 during the six months ended March 31, 1996 and 1995, respectively, relates to the following license agreements:

                                Six months ended March 31,
                                    1996        1995
                                    ----        ----
                      Waupaca      $2,000       $2,000
                      A.P. Green      500
                      Brembo          400
                      Sturm Ruger   1,000
                      Nihon Cement  2,080
                                   ------       ------
                                   $5,980       $2,000
                                   ======       ======

        The Waupaca license is in the area of automotive brake system components and certain agricultural machine wear components. Subject to its right to unilaterally terminate this license, Waupaca is required to make additional license payments totaling $11,000 over the next three years: $2,500 in March 1997; $4,000 in March 1998; and $4,500 in March 1999. In December 1995, Waupaca firmly committed to pay the $2,000 due in January 1996 which amount was subsequently received. In addition, the license agreement includes a royalty to the Company amounting to 1% of sales of licensed products following the first $150 million in cumulative sales.

        Pursuant to the A.P. Green license agreement, A.P. Green has the exclusive and perpetual right to use LANXIDE technology to make, use and sell industrial refractories, other than those employed in the ferrous metal industry, worldwide except for Japan. Subject to its unilateral right to terminate this license, A.P. Green is required to make the following additional payments totaling $1,300 over the next two years: $250 in July 1996; $250 in April 1997; $300 in July 1997;
   and $500 in January 1998. A.P. Green will also pay to the Company royalties of 3% on the first $20 million in annual sales of products manufactured and sold under the license and 4% on annual sales exceeding $20 million.

        The Brembo license agreement is in the area of certain brake system components for motor vehicles. Subject to its unilateral right to terminate the license, Brembo is required to make the following additional payments totaling $1,600 over two years: $400 in June 1996; $400 in December 1996; $400 in June 1997; and $400 in December 1997. In addition, the license agreement includes a royalty to the Company amounting to 4% of sales of licensed products. A minimum royalty payment of $250 is applicable for years three through six of the license agreement.

        Pursuant to the Sturm Ruger license agreement, which grants Sturm Ruger the right to produce and sell certain sporting goods components outside of Japan, the Company received an initial license fee of $1,000 in April 1995. Since the initial license agreement with Sturm Ruger granted the licensee a one-year option to terminate the license and be repaid the $1 million by the Company in the form of either cash or common stock at the Company s option, the Company deferred recognition of the license fee revenue. In January 1996, the Company and Sturm Ruger signed a new license agreement which grants the licensee some additional product rights to certain sport-ing goods components outside of Japan. In consideration for the expanded license, Sturm Ruger waived its one-year option to terminate the license. Thus, the original deferred amount of $1,000 was recorded as revenue during the second quarter of fiscal year 1996.
   In addition, the license agreement includes a royalty to the Company amounting to 3% of sales of licensed products following the first $33.3 million in cumulative sales.

        On March 28, 1996, the Company sold its remaining fifty percent ownership interest in Celanx KK to Nihon Cement effectively giving Nihon Cement sole ownership of the license to manufacture, market and sell precision instruments in Japan. As consideration for the sale of its interest in Celanx KK, Lanxide K.K., a subsidiary of the Company, will receive ongoing royalties from precision instrument sales generated by Nihon Cement. Concurrent with this sale, Lanxide K.K. reacquired its wear products license from Celanx KK. As a result of this transaction, Lanxide K.K. recognized the remaining $2,826 deferred gain (net of its investment in Celanx KK) associated with the 1994 sale of its fifty percent ownership in Celanx KK to Nihon Cement, of which, $2,080 is being recorded as license revenue.

        The Company expects to continue to license its technology in certain specific market sectors by product and geography in order to generate immediate cash for the Company. Although the Company will, subject to the availability of capital, continue to commercialize products using the LANXIDE technology through its wholly or partial-ly owned ventures, the Company plans to seek advantageous licensing arrangements with third parties which have the ability to commercial-ize products in those areas where there are significant barriers to entry (i.e., substantial up-front costs or the need for a substantial industry presence or where LANXIDE technology provides only a portion of the necessary solution).

        Contract Revenue and Contract Costs

        Research and development contract revenue decreased $938, from $4,049 to $3,111, and contract costs decreased $1,697, from $3,904 to $2,207, compared to the prior period. Beginning in July 1995, product development, including both revenue and costs, performed by the Company for LEC is eliminated in consolidation due to the Compa-ny s ownership in LEC increasing to 80%. Likewise, contract revenue work performed by LAC for other companies is no longer included in the Company s consolidated financial statements due to its ownership in LAC decreasing from 57% to 27%. These ownership changes occurred at the end of June 1995.

        Partially offsetting these decreases was the work performed in support of a brake component development agreement with Nihon Cement, including the amortization of equipment purchased under the contract. Under this agreement, Nihon Cement and the Company have funded $3,000 and $1,000, respectively, of development costs, of which $218 remains in deferred revenue at March 31, 1996.

        Research and Development Costs

        R&D spending decreased by $2,020, from $4,640 to $2,620, for the periods presented. This decrease is primarily attributable to the Company s emphasis on reducing its expenses associated with the parent company and its subsidiaries. Such expense reductions include the previously mentioned 20% work force reduction in March 1995, the discontinuance of two of its commercial ventures, the sale of one of its subsidiaries and the sale of a majority interest in three of its other subsidiaries.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $4,286, from $7,035 to $2,749, over the prior period, principally for the same reasons cited above for the R&D cost reduction.

        Included in selling, general and administrative expenses are reimbursements of $1,262 and $561 for 1996 and 1995, respectively, received from unconsolidated affiliates for administrative and facilities costs and services.

        Minority Allocation of Operating (Income) Loss

        Minority allocation of operating loss decreased 93% from $1,255 to $90. The decrease is primarily attributable to the income gener-ated by Lanxide K.K., a 65% owned subsidiary of the Company. This income is a direct result of the March 28, 1996 transaction in which Lanxide K.K. sold its remaining 50% ownership interest in Celanx KK to Nihon Cement, and the recognition of a deferred gain as discussed previously. See "-- Licensing Revenues."

        Equity in Net Loss of Unconsolidated Affiliates

        The equity in net loss of unconsolidated affiliates decreased $1,166 from $1,799 to $633. This decrease was mainly due to consoli-dation of LEC and deconsolidation of LAC, both of which were effec-tive as of June 30, 1995. Also, the 1995 period included significant costs associated with the start up of the Celanx KK commercialization venture.

        Interest Expense

        Interest expense increased 8%, from $915 to $992, compared to the prior period. This increase was principally attributable to the draw-down of the remaining $6,000 of the $10,000 Kanematsu line of credit during the first half of fiscal year 1995.

        Other Income

        Other income increased $454 from $453 to $907, compared to the prior period. The change was primarily attributable to a gain associated with the sale of a majority interest in Lanxide Thermo. Additionally, the Company recorded a $200 charge in 1995 associated with the accrued dividends on preferred stock of a subsidiary company.

        Income Tax Expense

        In 1996, the $40 in income tax expense is a result of taxes withheld on foreign income relating to the Brembo license agreement.

   Three months ended March 31, 1996 compared to three months ended
   March 31, 1995

        The following table presents the results of operations for the three months ended March 31, 1996 and 1995. Additionally, the table presents the differences between the quarters in terms of dollars and percentages. The analysis of the six month changes presented on the previous pages also serves to explain the quarterly changes presented below.

                                 For the three months ended March 31,
                                 ____________________________________
                                          1996    1995             Difference    % Difference
                                          ----    ----             -----------   ------------
   Sales                              $   784   $2,725             $ (1,941)        (71)%
   Licensing revenue                    3,080    2,000                1,080          54
   Research and development contract
     revenue                            1,621    1,875                 (254)        (14)

   Cost of sale                           764    2,641               (1,877)        (71)
   Research and development contract
     costs                              1,148    1,906                 (758)        (40)
   Research and development             1,433    2,295                 (862)        (38)
   Selling, general and administrative  1,309    4,076               (2,767)        (68)

   Minority allocation of operating
     (income) loss                       (346)     779               (1,125)       (144)

   Equity in net loss of unconsolidated
     affiliate                           (384)  (1,353)                 969          72
   Interest expense                      (491)    (528)                  37           7
   Other income                           632      788                 (156)        (20)
   Income tax expense                 $    40   $    0             $     40          --


   LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company has financed its working capital and capital expenditure requirements with the proceeds from the sale of stock, borrowings, product sales, research and develop-ment contracts and, more recently, technology licensing revenues.
   The Company had working capital of $7.2 million at March 31, 1996, as compared to $0.5 million at September 30, 1995. The consolidated cash balance at March 31, 1996 was $7.1 million (including $3.4 million held by subsidiary companies which amounts are not available to the Company).

        At March 31, 1996, the Company had no significant commitment to purchase capital equipment. However, the Company has a $165 obliga-tion on previously purchased capital equipment that contains deferred payment terms of approximately $33 per quarter.

        On November 14, 1995, the Company completed its Recapitalization
   Plan. Pursuant to the Recapitalization Plan, stockholders subscribed for 850,117 shares of the Company s Common Stock at $4.50 per share, providing aggregate gross proceeds of $3,800.

        On March 28, 1996, the Company consummated the sale and lease-back of the Marrows Road facility. This transaction generated $3.3 million after prepayment of a $4.1 million mortgage on the Marrows
   Road facility and payment of associated fees and closing costs.

        In March 1995, the Company implemented a licensing strategy and has since signed four technology licensing agreements which have provided funds for continuing the operations of the Company. These license agreements begin to form a financial base to cover operating expenses in 1996 and beyond. License agreements which are in place but subject to cancellation by the licensor provide the following funds in addition to various royalty provisions (Dollars in Mil-lions):

                        1995      1996     1997     1998     1999
                        ----      ----     ----     ----     ----
        1.  Waupaca     2.00     2.00     2.50     4.00     4.50
        2.  A. P. Green  -       0.75     0.55     0.50      -
        3.  Brembo       -       0.80     0.80     0.40      -
        4.  Sturm Ruger 1.00      -        -        -        -

        The Company s cash needs through 1996 calendar year end are expected to be met through: (i) projected licensing revenues including those revenues described above; (ii) cash flow from operations; (iii) proceeds from the sale and leaseback of the Marrows Road facility; (iv) $600 of proceeds from the exercise of a part of the Blum Warrants by Bentley J. Blum, which expire on June
   30, 1996; and (v) $1,250 of payments on non-recourse notes which were issued to the Company in connection with the sale of the Compa-ny s interest in LPI and which mature on June 4, 1996. No assurances can be given that all of the proceeds described above will be real-ized by the Company. Moreover, Mr. Blum is under no obligation to exercise any of the Blum Warrants and could let them expire without the payment of any proceeds to the Company and, in the event payments are not made with respect to the non-recourse notes, the Company will be entitled to foreclose on the stock of LPI but will have no other right to receive proceeds therefrom. Further cash needs are antici-pated to be met by a combination of the existing license agreements, government contracts and product sales, together with proceeds from future license agreements.

        The Company has been engaged in discussions with a number of industrial entities in the United States, Europe and Asia regarding the potential licensing of the Company s technology to such entities for up-front fees and ongoing royalty interests. However, no assur-ance can be given that any of these discussions will actually lead to the licensing of the Company s technology to any of these entities or that any licensing fees actually received will be sufficient to maintain the Company s operations.

        Except for LEC and Lanxide Performance Materials, Inc., a wholly-owned subsidiary, the Company anticipates that there will be no future funding requirements placed on it by its commercial ven-tures. It is anticipated that any cash requirements of LAC will be met by DuPont, which would lead to minor dilution in the Company s percentage ownership of LAC. DuPont is also responsible for all funding of DLC. The Company sold its majority ownership in Lanxide
   Thermo in December 1995. The new majority owner, A.P. Green, has assumed responsibility for its ongoing funding needs.

        After giving effect to the sale and leaseback of the Marrows
   Road facility mentioned above and the prepayment of a $4,100 mortgage on the facility held by PNC Bank, Delaware, principal payments on outstanding indebtedness for the remaining two quarters of 1996 is $13 and for the years 1997 through 2001 are $273, $2,000, $12,100,
   $1,600 and $0, respectively. No assurances can be given that the Company will be able to make these payments when they become due.

        The Company has a $6 million revolving credit and term note with PNC Bank, Delaware (PNC) guaranteed by DuPont, under which all available amounts have been drawn. The note bears interest at the prime rate and is payable in installments beginning in March 1997 and maturing in March 2000. The Company has a $10 million secured revolving credit and time note with Kanematsu under which all avail-able amounts have been drawn. This note bears interest at 2% above
   LIBOR and matures in full in December 1998.

        The Company currently has no availability under its lines of credit. Moreover, the terms of the agreements relating to (i) the loan from Kanematsu and (ii) the lease with QRS 12-16, Inc. as Landlord for the Marrows Road facility currently prohibit the Company from incurring additional indebtedness.

   PART II.  OTHER INFORMATION

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On February 28, 1996, the Company held its Annual Meeting of
   Stockholders. The following four proposals were approved by stock-holders entitled to vote thereon:

           1.     The election of Bentley J. Blum and Stephen A. Weiss
                  as two Class III Directors of the Company, each to
                  serve for a term of three years.  Shares of Common
                  Stock were voted as follows:
                                                             Abstained
                                     In Favor    Against    From Voting

                  Bentley J. Blum     861,262         0         1,763

                  Stephen A. Weiss    860,162         0         2,863

           2.     The approval of the Company's 1995 Nonemployee
                  Directors' Stock Option Plan.  811,431 shares of
                  Common Stock were voted in favor of this proposal;
                  10,031 shares of Common Stock were voted against this proposal and 41,563 shares of Common Stock abstained from voting on this proposal.

           3.     An amendment to the Company's Restated Certificate of
                  Incorporation to provide for the declassification of the Board of Directors to commence with the 1997
                  Annual Meeting of Stockholders.  811,956 shares of
                  Common Stock were voted in favor of this proposal;
                  4,563 shares of Common Stock were voted against this proposal and 41,713 shares of Common Stock abstained from voting on this proposal.

           4. The ratification of the appointment of Price Water-house LLP as the Company's independent accountants for fiscal year 1996. 861,162 shares of Common Stock were voted in favor of this proposal; 1,150 shares of Common Stock were voted against this proposal and 713 shares of Common Stock abstained from voting on this proposal.

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) *4.12      Warrant Agreement, dated as of March 28, 1996,
                      between QRS 12-16, Inc. and the Company.  Incorpo-
                      rated by reference to Exhibit 4.12 of the
                      Company's Post-Effective Amendment No. 1 to the
                      Registration Statement on Form S-4 under cover of
                      Form SB-1 (No. 33-94186).

           *4.13 Form of Warrant Agreement among the Company and the individuals listed on Schedule A thereto.
                      Incorporated by reference to Exhibit 4.13 of the Company's Post-Effective Amendment No. 1 to the
                      Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186).

           *4.14 Warrant Agreement, dated as of December 22, 1995, among the Company and the officers listed on Schedule A thereto. Incorporated by reference to
                      Exhibit 4.14 of the Company's Post-Effective
                      Amendment No. 1 to the Registration Statement on
                      Form S-4 under cover of Form SB-1 (No. 33-94186).

           *10.23.1   License Agreement between the Company, Lanxide
                      Technology Company L.P. and Sturm, Ruger and Com-pany, Inc., dated January 5, 1996. Incorporated by reference to Exhibit 10.23.1 of the Company's
                      Post-Effective Amendment No. 1 to the Registration
                      Statement on Form S-4 under cover of Form SB-1
                      (No. 33-94186).

           *10.49 Special Warranty Deed, dated as of March 28, 1996, from the Company to QRS 12-16, Inc. with respect to the Marrows Road Facility. Incorporated by reference to Exhibit 10.49 of the Company's Post-
                      Effective Amendment No. 1 to the Registration
                      Statement on Form S-4 under cover of Form SB-1
                      (No. 33-94186).

           *10.50 Lease Agreement, dated as of March 28, 1996, be-tween QRS 12-16, Inc., as landlord, and the Compa-ny, as tenant. Incorporated by reference to Ex-hibit 10.50 of the Company's Post-Effective Amend-ment No. 1 to the Registration Statement on Form
                      S-4 under cover of Form SB-1 (No. 33-94186).

           *10.51 Sublease Agreement, dated as of March 28, 1996, between the Company, as landlord, and Lanxide
                      Armor Company, L.P., a Delaware limited partner-ship ("LAC"), as subtenant. Incorporated by ref-erence to Exhibit 10.51 of the Company's Post-
                      Effective Amendment No. 1 to the Registration
                      Statement on Form S-4 under cover of Form SB-1
                      (No. 33-94186).

           *10.52 Sublease Agreement, dated as of March 28, 1996, between the Company, as landlord, and Du Pont
                      Lanxide Composites, L.P., a Delaware limited part-nership ("DLC"), as subtenant. Incorporated by reference to Exhibit 10.52 of the Company's Post-
                      Effective Amendment No. 1 to the Registration
                      Statement on Form S-4 under cover of Form SB-1
                      (No. 33-94186).

           *10.53 Sublease Agreement, dated as of March 28, 1996, between the Company, as landlord, and Lanxide
                      Electronic Components, Inc., a Delaware corpora-tion ("LEC"), as subtenant. Incorporated by ref-erence to Exhibit 10.53 of the Company's Post-
                      Effective Amendment No. 1 to the Registration
                      Statement on Form S-4 under cover of Form SB-1
                      (No. 33-94186).

           *10.54 Assignment of Subleases and Rents, dated as of March 28, 1996, between Lanxide and QRS 12-16,
                      Inc. Incorporated by reference to Exhibit 10.54 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186).

           *10.55     Promissory Note, dated as of March 28, 1996, from
                      QRS 12-16, Inc. to the Company. Incorporated by reference to Exhibit 10.55 of the Company's Post-
                      Effective Amendment No. 1 to the Registration
                      Statement on Form S-4 under cover of Form SB-1
                      (No. 33-94186).

           *10.56     Purchase and Sale Agreement, dated as of February
                      29, 1996, among Nihon Cement Co. Ltd., Lanxide
                      K.K. and Celanx, K.K. Incorporated by reference to Exhibit 10.56 of the Company's Post-Effective
                      Amendment No. 1 to the Registration Statement on
                      Form S-4 under cover of Form SB-1 (No. 33-94186).

           *10.57 Form of Settlement Agreement among the Company and the individuals listed on Schedule A thereto.
                      Incorporated by reference to Exhibit 10.57 of the Company's Post-Effective Amendment No. 1 to the
                      Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186).

           *10.58     Registration Rights Agreement, dated as of April
                      11, 1996, between Mees Pierson, Inc. and the Com-pany. Incorporated by reference to Exhibit 10.58 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186).

           *     previously filed.

       (b) The Company filed a Current Report on Form 8-K on April 4,
           1996 reporting (i) the consummation of the sale and lease-back of the Company's manufacturing facility in Newark, Delaware on March 28, 1996 and (ii) the conversion of the Celanx KK joint venture agreement into a licensing arrange-ment as of March 28, 1996.


                                 SIGNATURES

       In accordance with the requirements of the Securities Exchange
   Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LANXIDE CORPORATION

   Dated:  May 14, 1996              By:  /s/ Robert J. Ferris
                                          _______________________________
                                          Robert J. Ferris
                                          Vice President - Administration
                                          Secretary and Treasurer (Duly
                                          Authorized Officer and Principal
                                          Accounting Officer)

                                                EXHIBIT 27

                           FINANCIAL DATA SCHEDULE

                 (Dollars In Thousands Except Per Share Data)

               This Schedule contains summary financial information extracted from the Company's Consolidated Balance Sheet at March 31, 1996 (unaudited) and Consolidated Statement of Operations for the six months ended March 31, 1996
          (unaudited) and is qualified in its entirety by reference to such financial statements.

          Period type . . . . . . . . . . . . . . .   6 Mos.

          Fiscal year end . . . . . . . . . . . . .   September 30, 1996

          Period start  . . . . . . . . . . . . . .   October 1, 1995

          Period end  . . . . . . . . . . . . . . .   March 31, 1996

          Cash and cash items . . . . . . . . . . .   7,100

          Marketable securities . . . . . . . . . .   0

          Notes and accounts receivable - trade . .   2,680

          Allowances for doubtful accounts  . . . .   0

          Inventory . . . . . . . . . . . . . . . .   1,515

          Total current assets  . . . . . . . . . .   11,695

          Property, plant and equipment . . . . . .   20,529

          Accumulated depreciation  . . . . . . . .   (12,774)

          Total assets  . . . . . . . . . . . . . .   21,622

          Total current liabilities . . . . . . . .   4,498

          Bonds, mortgages and similar debt . . . .   17,118

          Preferred stock - mandatory redemption  .   207

          Preferred stock - no mandatory redemption   11

          Common stock  . . . . . . . . . . . . . .   12

          Other stockholders' equity  . . . . . . .   187,894

          Total liabilities and stockholders' equity  21,622

          Net sales of tangible products . . . . . .   1,746

          Total revenues  . . . . . . . . . . . . .   10,837

          Cost of tangible goods sold . . . . . . .   1,873

          Total costs and expenses applicable to
          sales and revenues  . . . . . . . . . . .   4,080

          Other costs and expenses  . . . . . . . .   5,369

          Provision for doubtful accounts and notes   0

          Interest and amortization of debt discount  (992)

          Income before taxes and other items . . .   760

          Income tax expense  . . . . . . . . . . .   40

          Income/loss continuing operations . . . .   720

          Discontinued operations . . . . . . . . .   0

          Extraordinary items . . . . . . . . . . .   0

          Cumulative effect - changes in accounting   0
          principles  . . . . . . . . . . . . . . .

          Net income or loss  . . . . . . . . . . .   720

          Earnings per share - primary  . . . . . .   .10

          Earnings per share - fully diluted  . . .   .08


