Form 10QSB
period 1996-06-30
LANXIDE CORP
filed 1996-08-14
CIK 822972

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

              [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                    OR

              [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ___________ TO __________

                         COMMISSION FILE NO. 0-16293

                              LANXIDE CORPORATION
            (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             DELAWARE                                51-0270253
   (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

        1300 MARROWS ROAD, NEWARK, DE                         19714
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                              (302) 456-6200
                ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE

   CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                       [ X ]     YES                 [    ]     NO

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                  YES                                NO    X

   THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 14, 1996, WAS: 1,325,595.


                              LANXIDE CORPORATION

                               TABLE OF CONTENTS

                                                                   Page
                                                                   Number

   PART I.   FINANCIAL INFORMATION

        Item 1.   Financial Statements:

                Consolidated Balance Sheet at
                June 30, 1996 (Unaudited)  . . . . . . . . . . . .  2

                Consolidated Statement of Operations
                for the Three Months and Nine Months Ended
                June 30, 1996 and 1995 (Unaudited) . . . . . . . .  3

                Consolidated Statement of Cash Flows
                for the Nine Months Ended June 30, 1996
                and 1995 (Unaudited) . . . . . . . . . . . . . . .  4

                Notes to Consolidated Financial
                Statements (Unaudited) . . . . . . . . . . . . . .  5

        Item 2. Management s Discussion and Analysis
                of Results of Operations and Financial
                Condition  . . . . . . . . . . . . . . . . . . . .  8

   PART II.     OTHER INFORMATION

        Item 1. Legal Proceedings. . . . . . . . . . . . . . . .   18

        Item 6. Exhibits and reports on Form 8-K . . . . . . . .   18


                LANXIDE CORPORATION
              CONSOLIDATED BALANCE SHEET
    (Dollars in thousands, except per share data)
                     (Unaudited)


                                                             JUNE 30,
                                                               1996

ASSETS
Cash and cash equivalents, including amounts
 restricted for use by majority owned affiliate             $     5,281
Accounts receivable                                               2,116
Inventories                                                       2,659
Other current assets                                                644
                                                            ___________
  Total current assets                                           10,700

Property and equipment, net                                      10,722
Investment in affiliates                                            566
Other assets                                                        527
                                                            ___________
                                                            $    22,515

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current portion of longterm debt                            $        80
Accounts payable and accrued expenses                             2,826
Deferred revenue                                                    370
                                                            ___________
  Total current liabilities                                       3,276

Longterm debt                                                    15,900
Deferred credit                                                     358
Deferred compensation                                             1,194
                                                            ___________
                                                                 20,728

Minority interest in consolidated affiliates                      6,145

Redeemable Series E preferred stock (aggregate
  liquidation value, $261); 26,100 shares issued
  and outstanding                                                   210

Shareholders' deficit
  Preferred Stock 15,000,000 shares authorized
     Series A preferred stock (aggregate liquidation
     value, $88,733) $.01 par value; 1,109,161
     shares issued and outstanding                                   11
  Common stock $.01 par value, 25,000,000 shares
     authorized: 1,325,595 issued and
     outstanding                                                     13
  Additional paid-in capital                                    188,480
  Accumulated deficit                                          (194,363)
  Cumulative translation adjustment                               1,291
                                                            ___________
      Shareholders' deficit                                      (4,568)
                                                            ___________
                                                            $    22,515


   See notes to consolidated financial statements.


                              LANXIDE CORPORATION
                           CONSOLIDATED STATEMENT OF
                                  OPERATIONS
                  (Amounts in thousands except per share data)
                                  (Unaudited)

                         THREE MONTHS ENDED JUNE 30,  NINE MONTHS ENDED JUNE 30,

                                    1996       1995         1996       1995

Revenue:
  Sales                           $  1,727   $  3,083      $ 3,473   $  7,732
  Licensing revenue                                          5,980      2,000
  Research and development
contract revenue                     1,103      1,077        4,214      5,126
                                     2,830      4,160       13,667     14,858

Operating costs:
  Cost of sales                      1,353      2,996        3,226      7,394
  Research and development
contract costs                         841        809        3,048      4,713
  Research and development           1,847      2,445        4,467      7,085
  Selling, general and
   administration                    1,707      4,583        4,456     11,618
                                     5,748     10,833       15,197     30,810

Loss from operations before
 minority allocation                (2,918)    (6,673)      (1,530)   (15,952)

Minority allocation of operating
 loss                                  231        763          321      2,018

Loss from operations               (2,687)    (5,910)      (1,209)   (13,934)
Equity in net loss of
unconsolidated affiliates            (352)      (448)        (985)    (2,247)
Interest expense                     (375)      (557)      (1,367)    (1,472)
Gain on sale of subsidiaries         7,513                   7,513
Loss on sale of assets of
subsidiary                                    (3,058)                 (3,058)
Other income                            14        270          921        723
Income (loss) before income taxes    4,113    (9,703)        4,873   (19,988)
Income tax expense                                            (40)
Net income (loss)                    4,113    (9,703)        4,833   (19,988)

Dividends on mandatorily
redeemable preferred stock             (7)                    (38)

Net income (loss) applicable to
common shares                     $  4,106   $(9,703)      $ 4,795   $(19,988)

Historical Income (Loss) Per
Share

   Primary                        $   2.05   $ (0.92)      $  0.90   $ (1.92)
   Fully diluted                  $   2.05   $ (0.92)      $  0.75   $ (1.92)

Proforma Income Per Share

   Primary                                                 $  2.47
   Fully Diluted                                           $  2.43

Historical Average Common Shares
Outstanding

   Primary                           1,999     10,523        5,323     10,391
   Fully diluted                     1,999     10,523        6,434     10,391

Proforma Average Common Shares
Outstanding

   Primary                                                   1,940
   Fully Diluted                                             1,976

    See notes to consolidated financial statements.




                LANXIDE CORPORATION
        CONSOLIDATED STATEMENT OF CASH FLOWS
               (DOLLARS IN THOUSANDS)
                    (UNAUDITED)

                                                     NINE MONTHS ENDED JUNE 30,
                                                           1996      1995


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $    4,833     $(19,988)

Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
 Depreciation and amortization                            1,130        2,065
 Minority allocation of operating loss and equity
  in net loss of unconsolidated affiliates                  664          229
 Gain on sale of subsidiaries                            (7,513)
 Loss on sale of assets of subsidiary                                  3,058
 Changes in assets and liabilities, net of effects
  of acquisitions and changes in consolidated
  affiliates:
    (Increase) decrease in receivables                    (492)        1,751
    Increase in inventories                               (715)       (1,724)
    Decrease in other assets                                649          130
    (Decrease) increase in accounts payable and
     accrued expenses                                    (1,552)       1,116
    (Decrease) increase in deferred revenue and
     deferred credit                                     (5,228)       1,011
    Increase in other liabilities                            79          141
                                                     __________     ________
   Net cash used in operating activities                 (8,145)     (12,211)
                                                     __________     ________

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 Capital additions                                         (588)      (3,276)
 Proceeds from sale of property and equipment             6,853
 Proceeds from sale of investment in unconsolidated
  affiliate                                               1,250          750
 Cash effect of change of ownership percentage of
  affiliates                                                864          542
 Investment in unconsolidated affiliate                               (1,634)
                                                     __________     ________
   Net cash provided by (used in) investing
    activities                                            8,379       (3,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from common stock, net                          3,812
 Proceeds from preferred stock, net                         331
 Retirement of preferred stock                             (70)
 Preferred stock dividends paid                             (1)
 Capital contributions to consolidated affiliates
  by commercial venture partners                                       4,880
 Proceeds from issuance of debt obligations                257         8,000
 Repayment of debt obligations                          (4,334)       (1,253)
                                                     __________     ________
   Net cash provided by (used in) financing
    activities                                              (5)       11,627
                                                     __________     ________
Effect of exchange rate translations                      (160)          194
                                                     __________     ________

Net increase (decrease)                                     69        (4,008)

Cash and cash equivalents, beginning of year             5,212        11,453

Cash and cash equivalents, end of period            $    5,281     $   7,445

Cash paid for interest                              $    1,322     $   1,392


  See notes to consolidated financial statements.




                              LANXIDE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per-share data)
                                (Unaudited)

   1.   CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet at June 30, 1996, the consolidated statement of operations for the three and nine months ended June 30, 1996 and 1995, and the consolidated statement of cash flows for the nine months ended June 30, 1996 and 1995 have been prepared by Lanxide Corporation (the Company) and have not been audited by the Company s Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments and the adjustments described in Note 5) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

      These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 1996, are not necessarily indicative of operating results for the full year.

   2.   CASH AND CASH EQUIVALENTS

      All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
      Included in the cash balances at June 30, 1996, are $2,730 held by a subsidiary company which amounts are not directly available to the Company.

   3.   INVENTORIES

      Inventories are valued at the lower of cost (primarily average cost) or market and consist of the following:

                        Raw materials and  $    984
                        Work in process       1,610
                        Finished goods           65
                                           __________
                                           $  2,659
                                           ==========
   4.   PER SHARE DATA

      Historical net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. On November 14, 1995, the Company completed its Recapitalization Plan and the number of common shares outstanding was significantly reduced. Accordingly, the computation of historical weighted average common shares outstanding reflects this recapitalization.

      Proforma net income per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding from the completion of the Recapitalization Plan (as if such recapitalization occurred at October 1, 1995).

      During the three and nine months ended June 30, 1995, all potential dilutive securities have an antidilutive effect on the loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.


      For the nine months ended June 30, 1996:

                                              Primary
                                              Average       Fully Diluted
                                               Common          Average
                                               Shares       Common Shares
                                            Outstanding      Outstanding
                                            ___________     _____________
                  Historical
                  __________
    Prior to Recapitalization (16.67% of
         Weighted Average)
    Common Shares Outstanding                10,584,444     10,584,444
    Assuming the conversion of               11,651,014     18,135,452
    convertible preferred stock
                                             22,235,458     28,719,896
                                             ==========     ==========

    After Recapitalization (83.33% of
    Weighted Average)
    Common Shares Outstanding                 1,187,986      1,187,986
    Assuming exercise of options and
      warrants                                  523,882        523,882
    Assuming purchase of shares with
      proceeds of options and warrants         (184,983)      (149,009)
    Assuming the conversion of
      convertible preferred stock               413,466        413,466
                                              _________     __________
                                              1,940,351      1,976,325
                                              =========     ==========
    Weighted average common shares            5,322,869      6,433,587

                                              Primary
                                              Average     Fully Diluted
                                               Common        Average
                                               Shares     Common Shares
                                            Outstanding    Outstanding
                                            ___________   _____________
                 Proforma
    Common Shares Outstanding                1,187,986      1,187,986
    Assuming exercise of options and
      warrants                                 523,882        523,882
    Assuming purchase of shares with
      proceeds of options and warrants        (184,983)      (149,009)
    Assuming the conversion of
         convertible preferred stock           413,466        413,466
                                             _________     ___________
    Weighted average common shares           1,940,351      1,976,325
                                             =========     ==========

   For the three months ended June 30, 1996:
                  Historical                  Primary
                                              Average     Fully Diluted
                                               Common        Average
                                               Shares     Common Shares
                                            Outstanding    Outstanding
                                            ___________   _____________

    Common Shares Outstanding                1,195,493      1,195,493
    Assuming exercise of options and
      warrants                                 549,998        549,998
    Assuming purchase of shares with
      proceeds of options and warrants        (160,196)      (160,196)
    Assuming the conversion of
    convertible preferred stock                413,449        413,449
                                             _________      _________
    Weighted average common shares           1,998,744      1,998,744
                                             =========      =========


   5.   SIGNIFICANT EVENTS

      Change in Ownership Interest in Joint Ventures with DuPont

      On June 28, 1996, the Company purchased additional ownership interests in Lanxide Armor Company, L.P. (LAC) and Lanxide Electronic Components, Inc. (LEC), both of which were joint ventures with E. I. du Pont de Nemours & Co. (DuPont). Concurrent with this transaction, DuPont acquired from the Company an additional 20% interest in another joint venture, Du Pont Lanxide Composites (DLC). The transaction increased the Company s ownership percentage in LAC and LEC from 27% and 80%, respectively, to 100% of both. DuPont will continue to own 100% of the preferred stock of LEC. Concomitant with the purchase of DuPont s interest in LAC, LAC was merged into the Company s wholly-owned subsidiary, Lanxide Armor Products, Inc. (LAP). As a result of this transaction, LAC (now LAP) will be included in the Company s June 1996 consolidated financial statements. The sale of interest in DLC decreases the Company s ownership percentage in that venture from 30% to 10%. The Company recognized a net gain of $6,388 on the above transactions.

   6.   UNAUDITED PROFORMA RESULTS OF OPERATIONS:

      The following summarizes the unaudited and condensed proforma results of operations of the Company for:

           (1) the nine months ended June 30, 1995, to give effect to the sale of Lanxide Precision, Inc. (LPI) on May 25, 1995; the sale of substantially all of the assets of Alanx Products, Inc. (Alanx), on June 25, 1995, with the exception of dividends on the Alanx preferred stock which will continue to accrue; the purchase of DuPont s interests in LAC and LEC on June 30, 1995, and June 28, 1996 and the sale of the controlling interest in Lanxide ThermoComposites on December 13, 1995, as if all had occurred on October 1, 1994. The loss associated with the sale of the assets of Alanx has been eliminated for proforma purposes.

           (2) the nine months ended June 30, 1996, to give effect to the purchase of DuPont s interests in LAC and LEC on June 28, 1996, as if they had occurred on October 1, 1995. In addition, the gain associated with the sale of subsidiaries has been eliminated for proforma purposes.

                                                   NINE MONTHS ENDED:
                                                  JUNE 30,    JUNE 30,
                                                   1996        1995
                                                ________    ________
              Revenue                            $  17,478   $   9,507
              Loss from operations               $  (3,294)  $ (11,233)
              Net loss                           $  (4,492)  $ (12,644)
              Historical loss per share          $   (1.63)  $   (1.22)
              Proforma loss per share            $   (3.78)
              Historical average number of
                common shares outstanding            2,754      10,391
              Proforma average number of common      1,188
                shares outstanding

      All potential dilutive securities have an antidilutive effect on the loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION

   The following is a discussion of the consolidated financial condition and results of operations of Lanxide Corporation and its majority owned affiliates (the Company) for the three and nine months ended June 30, 1996 and 1995, as well as certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this 10-QSB. All dollar amounts in this section, unless otherwise noted, are in thousands of dollars, except per share data.

   OVERVIEW

   Historically, the Company's revenues have been derived primarily from research contracts and development agreements with E.I. DuPont de Nemours & Company (DuPont) and the U.S. Government and, more recently, from technology licensing revenues and product sales to outside customers. In addition, a substantial portion of the Company's research and development (R&D) and other operating costs have been funded by Alcan Aluminium Limited and its affiliates (Alcan), DuPont and Kanematsu Corporation (Kanematsu) through the Company's consolidated affiliates. The Company operates principally in the United States and to some degree through its subsidiary in Japan.

   During fiscal year 1995, the Company embarked on a program to license its technology in certain specific market sectors by product and geography in order to generate immediate cash for the Company. Since implementing this strategy, the Company consummated license agreements with A.P. Green Industries, Inc. (A.P. Green), Waupaca Foundry, Inc. (Waupaca), Sturm Ruger & Company, Inc. (Sturm Ruger) and Brembo S.p.A. (Brembo) which generated initial license fees, as well as future license fees and royalties which are subject to certain termination clauses. Also, in 1995, the Company entered into two license agreements pursuant to the sale of two of the Company s wholly owned subsidiaries. Additionally, in March 1996, the Company converted Celanx KK, its joint venture with Nihon Cement Co. Ltd. (Nihon Cement), into a license and royalty arrangement.

   In fiscal year 1996, the Company s revenues continue to be derived primarily from research and development contracts, technology licenses and product sales.

   RESULTS OF OPERATIONS

   Revenues from research and development contracts and commercial development agreements (other than the Company's agreements with its consolidated affiliates) are reported under "Research and development contract revenue" in the Company's Consolidated Statement of Operations. Expenses related to these contracts and agreements are reported under operating costs as "Research and development contract costs."

   Research and development costs represent costs incurred for projects sponsored by the Company and/or its commercial venture partners through the Company's consolidated affiliates. This includes research costs to develop and provide patent protection for the Company's technology. Operating losses funded by minority owners of the Company's consolidated affiliates are allocated to such owners as "Minority allocation of operating loss."

    Significant Customers; Commercial Relationships With the U.S. Government

   The Company's significant revenue sources consist primarily of (i) technology licensing revenues; (ii) U.S. Government contract funding;
   (iii) revenues from a brake component development agreement between the Company and Nihon Cement; (iv) product development revenues received from unconsolidated commercial ventures; and (v) sales revenues of consolidated subsidiaries of the Company.

   The U.S. Government is a significant customer of the Company. Contract and sales revenues received from the Government amounted to $1,832 and $2,351 for the nine months ended June 30, 1996 and 1995, respectively. Currently, the Company has six government contracts totaling $4.4 million of which $2.5 million has been billed through June 30, 1996. The Company anticipates revenues of $2.4 million in 1996 associated with these government contracts. These contracts may be terminated at the convenience of the government upon written notice to the Company. Termination of these contracts would adversely affect the Company.

        Commercial Relationships With DuPont

   Since 1987, the Company and DuPont have formed three commercial joint ventures -- Lanxide Electronic Components, Inc. (LEC), Lanxide Armor Company, L.P. (LAC) and Du Pont Lanxide Composites, L.P. (DLC).

   On June 28, 1996, the Company purchased additional ownership interests in LAC and LEC and sold a portion of its interest in DLC (the Ownership Change). LAC and LEC are now owned 100% by the Company while its ownership interest in DLC has been reduced to 10%. The Company recognized a net gain of $6,388 from this transaction.

        The ownership interests of these commercial ventures prior to and following the Ownership Change are as follows:

                           LANXIDE        DUPONT OWNERSHIP
                          OWNERSHIP
                      Before    After     Before      After
              LEC       80%     100%       20%         0%
              LAC       27%     100%       73%         0%
              DLC       30%      10%       70%         90%

   DuPont is required to provide 100% of the funding requirements of DLC through 1999, after which funding will be based on ownership interest. If either DuPont or the Company fails to meet these future funding obligations, its respective ownership interest will be diluted if such funding obligations are met by the other owner.

   LAC, LEC and DLC sublease space from the Company in the Marrows Road manufacturing facility. Also, the Company provides accounting, purchasing, payroll and human resource services to these ventures. Amounts received by the Company from unconsolidated affiliates for administrative and facilities costs and services are reflected as a reduction to selling, general and administrative expense, which totaled $1,924 and $874 for the nine months ended June 30, 1996 and 1995, respectively. On March 28, 1996, the Company sold its Marrows Road manufacturing facility to QRS-12, Inc. (the Buyer) as part of a sale and leaseback transaction. See -- Liquidity and Capital Resources.

   These three commercial ventures also contract R&D services from the Company. Revenue received by the Company from unconsolidated affiliates (prior to the date LAC and LEC became consolidated subsidiaries) is recorded as contract revenue, which totaled $821 and $3,027 for the nine months ended June 30, 1996 and 1995, respectively.

        Percentage Relationship to Net Revenues

   The following table sets forth the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations for the periods presented:

                                          Nine months     Three months
                                            ended            ended
                                           June 30,         June 30,
                                         1996    1995   1996     1995
                                         ____    ____   ____     ____
   Revenues                             100%    100%   100%      100%
   Operating costs:
        Cost of sales                    (24)    (50)   (48)      (72)
        Research and development         (22)    (32)   (30)      (19)
         contract costs
        Research and development         (33)    (48)   (65)      (59)
        Selling, general and             (33)    (78)   (60)     (110)
         administrative
   Minority allocation of operating        2      14      8        18
     loss
   Equity in net loss of                  (7)    (15)   (12)      (11)
     unconsolidated affiliates
   Interest expense                      (10)    (10)   (13)      (13)
   Gain on sale of subsidiaries           55            265
   Loss on sale of assets of                     (21)             (73)
    subsidiary
   Other income                            7       5                6
   Net income (loss)                      35    (135)   145      (233)

   Nine months ended June 30, 1996 compared to nine months ended June
   30, 1995

   The Company recorded net income of $4,833 on revenues of $13,667 during the nine months ended June 30, 1996, as compared to a net loss of $19,988 on revenues of $14,858 during the nine months ended June 30, 1995. The Company's revenue was generated primarily from licensing revenues, product sales and research and development contracts as discussed in greater detail below.

   The Company s net income of $4,833 for the nine months ended June 30, 1996 as compared to a $19,988 loss for the prior period was primarily a result of the following factors:

        (1) 1996 license fees of $5,980 versus $2,000 in the first nine months of 1995.

        (2) a gain of $6,388 associated with the sale of a DuPont commercial joint venture (DLC) on June 28, 1996.

        (3)  a gain of $1,125 associated with the sale of Lanxide
             Precision, Inc. (LPI) on May 25, 1995 to LNX Acquisition Company. The gain had been deferred until June 4, 1996, when the final payment on the sale was received.

        (4) a 20% reduction in the Company s work force during the second quarter of fiscal year 1995.

        (5) a reduction in losses attributable to its commercial ventures because of the following events:

            (A) During the second quarter of fiscal year 1995, the Company discontinued the Lanxide Sports International, Inc. and Lanxide Surgical Devices Company commercial ventures.

            (B)   The sale of LPI as noted above.

            (C) In June 1995, the Company sold 85% of the business of Alanx Products, Inc. (Alanx) to Alanx Wear Solutions and recorded a loss of $3,058 on the sale.

            (D) In June 1995, the Company sold a 30% interest in LAC to DuPont which reduced its ownership percentage to 27%.

            (E) In December 1995, the Company sold its majority ownership in Lanxide ThermoComposites, Inc. (Lanxide Thermo) to A.P. Green.

           However, partially offsetting the above favorable events is the Company's consolidation of the full operations of LAC and LEC in future periods as a result of the Ownership Change.

        The Company believes these factors and the significant restructuring of the Company in the past year will continue to have a favorable impact on future operations.

        Net Sales and Cost of Sales

        Consolidated sales decreased 55% to $3,473 from $7,732, and cost of sales decreased 56% to $3,226 from $7,394 compared to the prior period. These decreases are primarily attributable to the fact that the sales of the LPI, LAC and Alanx subsidiaries are not included in the consolidated results of operations in fiscal 1996. This is due to the sale of the entire or the majority interest in these entities in fiscal 1995. Partially offsetting this decrease is the consolidation of LEC during fiscal 1996, resulting from the purchase of the majority interest in this entity in June 1995.

        Licensing Revenue

        Licensing revenue of $5,980 and $2,000 during the nine months ended June 30, 1996 and 1995, respectively, relates to the following license agreements:

                                          Nine months ended June 30,
                                              1996           1995
               Waupaca . . . . . . . .      $2,000          $2,000
               A.P. Green  . . . . . .         500
               Brembo  . . . . . . . .         400
               Sturm Ruger . . . . . .       1,000
               Nihon Cement  . . . . .       2,080
                                            $5,980          $2,000

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

        Pursuant to the A.P. Green license agreement, A.P. Green has the exclusive and perpetual right to use LANXIDE technology to make, use and sell industrial refractories, other than those employed in the ferrous metal industry, worldwide except for Japan. Subject to its unilateral right to terminate this license, A.P. Green is required to make the following additional payments totaling $1,300 over the next two years: $250 in July 1996, which has been received; $250 in April 1997; $300 in July 1997; and $500 in January 1998. A.P. Green will also pay to the Company royalties of 3% on the first $20 million in annual sales of products manufactured and sold under the license and 4% on annual sales exceeding $20 million.

        The Brembo license agreement is in the area of automotive brake rotors and drums for motor vehicles. Subject to its unilateral right to terminate the license, Brembo is required to make the following additional payments totaling $1,200 over two years: $400 in December 1996; $400 in June 1997; and $400 in December 1997. The $400 which was to be received in June 1996 was received in July 1996 and will be recognized in the quarter ending September 30, 1996. In addition, the license agreement includes a royalty to the Company amounting to 4% of sales of licensed products. A minimum royalty payment of $250 is applicable for years three through six of the license agreement.

        Pursuant to the Sturm Ruger license agreement, which grants Sturm Ruger the right to produce and sell certain sporting goods components outside of Japan, the Company received an initial license fee of $1,000 in April 1995. The initial license agreement granted Sturm Ruger a one-year option to terminate the license and be repaid the $1 million by the Company in the form of either cash or common stock at the Company s option, therefore, the Company deferred recognition of the license fee revenue in fiscal 1995. In January 1996, the Company and Sturm Ruger signed a new license agreement which grants the licensee some additional product rights to certain sporting goods components outside of Japan. In consideration for the expanded license, Sturm Ruger waived its one-year option to terminate the license. Thus, the original deferred amount of $1,000 was recorded as revenue during the second quarter of fiscal year 1996. The license agreement includes a royalty to the Company amounting to 3% of sales of licensed products following the first $33.3 million in cumulative sales.

        In May 1995, the Company sold all of its stock ownership in LPI, a wholly owned subsidiary. The sale converted the existing license agreement with LPI to a royalty bearing license of 3% on sales of composite materials and components.

        In June 1995, Alanx sold substantially all of its assets to Alanx Wear Solutions (Alanx Wear). Under the terms of the sale, Alanx received a 15% common stock interest in Alanx Wear and a 4% royalty bearing license on sales exceeding $1,125 for any quarter after the first 24 months from the sale date.

        On March 28, 1996, the Company sold its remaining fifty percent ownership interest in Celanx KK to Nihon Cement effectively giving Nihon Cement sole ownership of the license to manufacture, market and sell precision instruments in Japan. As consideration for its interest in Celanx KK, Lanxide K.K., a subsidiary of the Company, will receive ongoing royalties from precision instrument sales generated by Nihon Cement. Concurrent with this sale, Lanxide K.K. reacquired its wear products license from Celanx KK. As a result of this transaction, Lanxide K.K. recognized the remaining $2,826 deferred gain (net of its investment in Celanx KK) associated with the 1994 sale of its fifty percent ownership in Celanx KK to Nihon Cement, of which, $2,080 is recorded as license revenue.

        The Company expects to continue to license its technology in certain specific market sectors by product and geography. Although the Company will, subject to the availability of capital, continue to commercialize products using the LANXIDE technology through its wholly or partially owned ventures, the Company plans to seek advantageous licensing arrangements with third parties which have the ability to commercialize products in those areas where there are significant barriers to entry (i.e., substantial up-front costs or the need for a substantial industry presence or where LANXIDE technology provides only a portion of the necessary solution).

        Contract Revenue and Contract Costs

        Research and development contract revenue decreased $912, from $5,126 to $4,214, and contract costs decreased $1,665, from $4,713 to $3,048, compared to the prior period. Beginning in July 1995, product development, including both revenue and costs, performed by the Company for LEC is eliminated in consolidation due to the Company obtaining a majority ownership in LEC. Also, contract revenue work performed by LAC was not included in the Company s consolidated financial statements for the period July 1995 to June 1996, due to the Company s minority ownership in LAC.

        Partially offsetting these decreases was the work performed in support of a brake component development agreement with Nihon Cement, including the amortization of equipment purchased under the contract. Under this agreement, Nihon Cement and the Company funded $3,000 and $1,000, respectively, of development costs. In addition, government contract revenue increased during fiscal year 1996.

        Research and Development Costs

        R&D spending decreased by $2,618, from $7,085 to $4,467, for the periods presented. This decrease is primarily attributable to the Company s emphasis on reducing its expenses associated with the parent company and its subsidiaries. Such expense reductions include the previously mentioned 20% work force reduction in March 1995, the discontinuance of two of its commercial ventures, the sale of one of its subsidiaries and the sale of a majority interest in two of its other subsidiaries. The decrease also reflects the fact that LAC was not consolidated for the period July 1995 through June 1996 due to the Company s 27% ownership interest during that period.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $7,162, from $11,618 to $4,456, over the prior period, principally for the same reasons cited above for the R&D cost reduction.

        Included in selling, general and administrative expenses are reimbursements of $1,924 and $874 for 1996 and 1995, respectively, received from unconsolidated affiliates for administrative and facilities costs and services.

        Minority Allocation of Operating Loss

        Minority allocation of operating loss decreased 84% from $2,018 to $321. The decrease is mainly attributable to two factors:

        (A) Lanxide K.K. recorded a $3.4 million operating loss improvement of which 35%, or 1.2 million, was allocated to the minority owner.

        (B) Due to a decrease in the Company s ownership in LAC to 27%, LAC was not consolidated into the Company s operations through June 1996. In fiscal year 1995, $0.8 million in operating loss was allocated to LAC s minority owner.

        Equity in Net Loss of Unconsolidated Affiliates

        The equity in net loss of unconsolidated affiliates decreased $1,262 from $2,247 to $985. This decrease was mainly due to consolidation of LEC and deconsolidation of LAC for the period July 1995 to June 1996. Also, the 1995 period included significant costs associated with the start up of the Celanx KK commercialization venture as well as a $428 charge associated with the cost of acquired licensing rights for LEC.

        Interest Expense

        Interest expense decreased 7%, from $1,472 to $1,367, compared to the prior period. This decrease was principally attributable to the prepayment of the $4.1 million mortgage associated with the sale of the Marrows Road facility in March 1996. The decrease was partially offset by the draw-down of the remaining $6,000 of the $10,000 Kanematsu line of credit during the first half of fiscal year 1995.

        Gain on Sale of Subsidiaries

        The $7,513 gain on the sale of subsidiaries for the period ended June 30, 1996, reflects the gain of $6,388 on the sale of a DuPont commercial joint ventures as previously described, as well as a $1,125 gain on the sale of LPI.

        Loss on Sale of Assets of Subsidiary

        The loss of $3,058 recorded in the period ended June 30, 1995, is a result of the sale of substantially all of the assets of Alanx Products, Inc., a wholly owned subsidiary of the Company, to Alanx Wear Solutions.

        Other Income

        Other income increased $198 from $723 to $921 compared to the prior period. The Company recorded a $200 charge in 1995 associated with previously accrued dividends on the preferred stock of a subsidiary company.

        Income Tax Expense

        In 1996, the $40 in income tax expense is a result of taxes withheld on foreign income relating to the Brembo license agreement. No provision for current or deferred federal or state income taxes has been provided as the Company has substantial net operating loss carryforwards available to offset future income. The carryforwards expire in varying amounts through the year 2010.

   Three months ended June 30, 1996 compared to three months ended June
   30, 1995

        The following table presents the results of operations for the three months ended June 30, 1996 and 1995.  Additionally, the table presents the differences between the quarters in terms of dollars and percentages. The analysis of the nine month changes presented on the previous pages also serves to explain the quarterly changes presented below.
                                     For the three months ended June 30,
                                      1996    1995    Difference   % Difference
                                      ____    ____    __________   ____________
   Sales                             $ 1,727  $ 3,083  $ (1,356)      (44)%
   Research and development contract
     revenue                           1,103    1,077        26         2

   Cost of sales                       1,353    2,996    (1,643)      (55)
   Research and development
     contract costs                      841      809        32         4
   Research and development            1,847    2,445      (598)      (24)
   Selling, general and
    administrative                     1,707    4,583    (2,876)      (63)

   Minority allocation of
     operating loss                      231      763      (532)      (70)

   Equity in net loss of
     unconsolidated affiliates          (352)    (448)       96        21
   Interest expense                     (375)    (557)      182        33
   Gain on sale of subsidiaries        7,513        0     7,513        --
   Loss on sale of assets of
     subsidiary                            0   (3,058)    3,058       100
   Other income                       $   14  $   270   $  (256)      (95)%

   Liquidity and Capital Resources

        Since its inception, the Company has financed its working capital and capital expenditure requirements with the proceeds from the sale of stock, borrowings, product sales, research and development contracts and, more recently, technology licensing revenues. The Company had working capital of $7.4 million at June 30, 1996, as compared to $0.5 million at September 30, 1995. The consolidated cash balance at June 30, 1996 was $5.3 million (including $2.7 million held by a subsidiary company which is unavailable to the Company).

        At June 30, 1996, the Company had no significant commitments to purchase capital equipment. However, the Company has a $132 obligation on previously purchased capital equipment that contains deferred payment terms of approximately $33 per quarter.

        During fiscal 1996, the Company has completed two significant financing transactions:

        (A)  November 14, 1995, the Company completed its
             Recapitalization Plan. Pursuant to the Recapitalization Plan, stockholders subscribed for 850,117 shares of the Company s Common Stock at $4.50 per share, providing aggregate gross proceeds of $3,800.

        (B) On March 28, 1996, the Company consummated the sale and leaseback of its facility located on Marrows Road. This transaction generated $3.3 million after prepayment of a $4.1 million mortgage on the facility and payment of associated fees and closing costs. Concurrent with the sale, the Company entered into a noncancelable twenty-year operating lease with the Buyer with renewal options for another 20 years. The lease terms require prepaid quarterly payments of $244 with inflation adjustments every five years.

        In March 1995, the Company implemented a licensing strategy and has since signed four technology licensing agreements which provide funds for the continuing operations of the Company. These license agreements form a financial base to cover a portion of the Company's operating expenses in 1996 and beyond. License agreements which are in place but subject to cancellation by the licensee provide the following funds in addition to various royalty provisions (Dollars in Millions)

                                 1995   1996   1997   1998   1999
          1.   Waupaca           2.00   2.00   2.50   4.00   4.50
          2.   A.P. Green          --   0.75   0.55   0.50     --
          3.   Brembo              --   0.80   0.80   0.40    .25
          4.   Sturm Ruger       1.00     --     --     --     --

        The Company has been engaged in discussions with a number of industrial entities in the United States, Europe and Asia regarding the potential licensing of the Company s technology to such entities for up-front fees and ongoing royalty payments. However, no assurance can be given that any of these discussions will actually lead to the licensing of the Company s technology to any of these entities.

        In addition to funding its own operations, the Company has funding responsibility for its wholly owned subsidiaries, LEC, LAP and Lanxide Performance Materials, Inc. The Company anticipates the funding requirements for these commercial ventures to be approximately $1,800 over the next year.

        The Company has a $6 million revolving credit and term note with PNC Bank, Delaware guaranteed by DuPont, under which all available amounts have been drawn. The note bears interest at the prime rate and is payable in installments beginning in March 1997 and maturing in March 2000. The Company also has a $10 million secured revolving credit and time note with Kanematsu under which all available amounts have been drawn. This note bears interest at 2% above LIBOR and matures in full in December 1998. Principal payments due on the outstanding indebtedness are as follows:

                    PERIOD ENDED           PRINCIPAL PAYMENT

          4th Quarter Fiscal Year 1996         $         7
                      Fiscal Year 1997                 273
                      Fiscal Year 1998               2,000
                      Fiscal Year 1999              12,100
                      Fiscal Year 2000               1,600
                                                ___________
                            TOTAL              $    15,980
                                                ==========

   No assurances can be given that the Company will be able to make these payments when they become due.

        The Company currently has no availability under its lines of credit. Moreover, the terms of the agreements relating to (i) the loan from Kanematsu and (ii) the lease with QRS 12-16, Inc. as Landlord for the Marrows Road facility currently prohibit the Company from incurring additional indebtedness other than in connection with the operation of its subsidiaries.

        The Company has entered into discussions with Commodore Environmental Services, Inc. (Commodore) regarding a possible business combination. The largest stockholder of Commodore is also the largest stockholder and a director of Lanxide. As currently proposed, the Company and Commodore would each merge into newly formed subsidiaries of a holding company to be formed to accomplish this transaction, with the stockholders of the Company and Commodore each receiving 50% of the shares of the holding company. It is currently contemplated that the transaction would be subject to certain conditions, including an equity financing of approximately $150 million for the new holding company and the approval of the stockholders of both the Company and Commodore. The Company and Commodore have targeted completion of the merger for November 1996.

        The Company s cash needs for its continuing operations are expected to be met through: (i) existing cash reserves; (ii) projected licensing revenues; (iii) cash flows from operations; and
   (iv) additional financing.   The Company is currently negotiating
   additional license agreements and discussing additional financing alternatives, but there can be no assurance that additional licenses will be executed or that additional financing will be available on terms acceptable to the Company, or at all. The Company remains critically dependent on the success of ongoing licensing and financing negotiations for its continuing operations.

   PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

        On July 17, 1996, certain stockholders of Lanxide, which purportedly owned an aggregate of 149,529 shares of Old Common Stock prior to the consummation of the Company s 1995 Recapitalization, filed a lawsuit in the United States District Court for the District of Colorado against the Company.

        The allegations in the Complaint arise from a settlement agreement (the Settlement Agreement ) entered into by the plaintiffs and the Company in March 1996 relating to the Company s 1995 Recapitalization. Pursuant to the Settlement Agreement, the plaintiffs agreed to relinquish all claims against the Company relating to the 1995 Recapitalization, including their demand for appraisal rights under Section 262 of the Delaware General Corporation Law, in exchange for Units of the Company plus the right to purchase shares of the Company s new common stock and to receive warrants for additional shares of the Company s new common stock.

        In the Complaint, the plaintiffs alleged that the Company has breached the Settlement Agreement by substituting for the new common stock , a class of restricted stock of a lesser value that was not contemplated by the Settlement Agreement. The plaintiffs seek, among other things, monetary damages, the reinstitution of their appraisal claim, and the award of the costs and disbursements of the action, including reasonable attorneys and experts fees.

        The Company believes that the plaintiffs claims are without merit and intends to defend vigorously against such claims.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits required to be filed by Item 601 of Regulation S-K.

             4.14.1 Amendment to Warrant Agreement, dated June 26, 1996 among the Company and the Warrantholders.

           10.59.10 Sale of Interest Agreement, dated June 28, 1996, among DuPont, Lanxide Armor Products, Inc. and Lanxide Armor Company, Inc. Incorporated by reference to
                       Exhibit 2.0 of the Company s current report on Form 8-K filed on July 17, 1996.

           10.59.20 Sale of Interest Agreement, dated June 28, 1996, between DuPont and the Company. Incorporated by reference to Exhibit 2.1 to the Company s current report on Form 8-K filed on July 17, 1996.

           10.59.30 Sale of Interest Agreement, dated June 28, 1996, among DuPont, Lanxide Technology Company, L.P. and Du Pont Lanxide Composites, Inc. Incorporated by reference to Exhibit 2.2 to the Company s current report on Form 8-K filed on July 17, 1996.

           10.59.40 Letter Agreement, dated June 28, 1996, between the Company and DuPont relating to the Guaranty Agreement, dated February 11, 1993. Incorporated by reference to Exhibit 10.59 to the Company's current report on Form 8-K filed on July 17, 1996.

        (b)    Reports on Form 8-K

           The Company filed a current report on Form 8-K on July 17, 1996, reporting the restructuring of its commercial ventures with E. I. Du Pont de Nemours under Item 2 of Form 8-K.


                                  SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LANXIDE CORPORATION

   Date:  August 14, 1996             By:  /s/  Robert J. Ferris
                                           Robert J. Ferris
                                           Vice President - Administration
                                           Secretary and Treasurer
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)