Form 10KSB
period 1996-09-30
LANXIDE CORP
filed 1996-12-30
CIK 822972

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

          [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended September 30, 1996

                                OR

        [   ] TRANSITION REPORT UNDER SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT of 1934

         For the Transition Period From ______ to ______

                   Commission File No. 0-16293

                       LANXIDE CORPORATION
       (Exact name of Small Business Issuer in its charter)

             Delaware                            51-0270253
   (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)

    1300 Marrows Road, Newark, DE                   19714
   (Address of principal executive offices)       (Zip Code)

                          (302) 456-6200
          Issuer's telephone number, including area code

                           _____________

   Securities registered pursuant to Section 12(b) of the Act:

                       Title of Each Class
              Common Stock, par value $.01 per share
        Series A Preferred Stock, par value $.01 per share
                          Unit Warrants
                              Units

   Securities registered pursuant to Section 12(g) of the Act:

                               NONE

Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   [ X ]     Yes       [   ]     No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $18,609,000.

The aggregate market value of the voting stock held by non-affiliates at December 13, 1995, valued by reference to the bid price of such stock, was $8,952,435.

Number of shares of Common Stock outstanding as of December 13, 1996:
1,325,595

Transitional Small Business Disclosure Format (check one):
                   [   ]     Yes       [ X ]     No



    THIS FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF LANXIDE, INCLUDING STATEMENTS UNDER ITEM 1. BUSINESS, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND
ITEM 7. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA. THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (I) COMPETITIVE CONDITIONS IN THE INDUSTRIES IN WHICH LANXIDE OPERATES; (II) FAILURE TO COMMERCIALIZE ONE OR MORE OF THE TECHNOLOGIES OF LANXIDE; AND
(III) GENERAL ECONOMIC CONDITIONS THAT ARE LESS FAVORABLE THAN EXPECTED.


ITEM 1.  BUSINESS

Introduction

     The Company is engaged in the development and commercialization of products based upon a variety of material process technologies which represent a novel approach to the fabrication of ceramic-reinforced composite products. The Company's patented technology has enabled it to engineer a new class of high-performance materials, LANXIDE(TM) composites, which offer superior combinations of properties tailored to meet specific customer needs. LANXIDE(TM) composites combine many of the features of ceramics and metals, and polymers. Its technologies include a ceramic composite material process known as DIMOX(TM) directed metal oxidation, a metallic composite material process known as PRIMEX(TM) pressureless metal infiltration, and a ceramic polymer material process and a ceramic coated graphite process known as CERASET(TM). LANXIDE(TM) composites provide a new class of structural materials which exhibit combinations of strength, damage tolerance, shape versatility, hardness, lighter weight, stiffness, chemical stability and temperature tolerance previously unavailable in a single class of materials. The Company has developed proprietary processes enabling the creation of LANXIDE(TM) composites in a wide range of sizes and complex shapes and possessing a broad spectrum of performance characteristics and believes that products made from LANXIDE(TM) composites provide substantial cost/performance improvements over materials traditionally used in numerous industrial and commercial applications. The Company has developed products for electronic components, optical components, automotive engine and brake components, heat exchangers, refractory components, armor, industrial pump and cyclone components, components for gas turbine engines, rocket engine components and certain other aerospace and military applications, and sporting goods, some of which are currently being produced by the Company or by its affiliates and licensees in limited quantities.

     Based on a series of discoveries relating to metals oxidation, the Company has developed a unique process technology for engineering a broad spectrum of ceramic/metal composites. The LANXIDE(TM) process technology relies on relatively low cost processing equipment, metals of commodity purity and relatively low temperature requirements. Advantages of the LANXIDE(TM) process technology include ease of component fabrication, the ability to combine a wide range of materials to tailor properties for specific applications, the ability to make complex shaped parts that require little machining, and the ability to make large parts. The Company believes that the simplicity and manageability of this process technology provides the basis for commercial scale production of components made of LANXIDE(TM) composites.

     In 1993, to complement the extensive materials base generated internally, the Company acquired substantially all of the assets and patents associated with CERASET(TM) ceramer (ceramic-backboned polymer), ceramic paper and GEMINI(TM) microcomposite technologies from Hercules Incorporated. These chemically derived materials and processes provide additional performance advantages for the Company's reinforced metals and reinforced ceramics, and extend the Company's advanced materials portfolio into the rapidly expanding area of high-performance polymer composites, adhesives, sealants and coatings.

     The Company believes that the market opportunities for the Company's products extend broadly across the basic processing, automotive, aerospace and defense, electronics, machine tool, mining, chemical, glass, paper, textile, cement, rail transport and sporting equipment industries. Since 1983, in excess of $275,000,000 has been expended for the research, development and commercialization of the Company's technology. Such amounts have been funded through equity issuances, borrowings, joint venture partners, including E. I. Du Pont de Nemours & Company (DuPont) and Kanematsu Corporation (Kanematsu), and the U.S. Government. Prior to 1995, the Company's business strategy was to develop and commercialize its technology and products exclusively through individual subsidiary businesses and selective market-focused joint ventures and partnerships utilizing its own resources, those of world-class industrial partners, and contract funding from the U.S. Government. In furtherance of such strategy, from 1983 through 1995, the Company structured 11 affiliated businesses in a series of commercialization ventures. The Company's affiliated partners include DuPont, Kanematsu and Nihon Cement Co., Ltd (Nihon).

     Primarily as a result of continuing losses and increasing capital requirements from its business ventures, the Company took steps in March 1995 to reduce demands for capital and to shore up its cash reserves, including
(i) sale of its entire interest in Lanxide Precision, Inc., a subsidiary engaged in the manufacture of precision components for the optics, robotics, machine tool and other precision equipment industries, (ii) sale of substantially all of the assets of its subsidiary Alanx Products, Inc., the venture in the industrial wear parts industry, (iii) sale of a 30% interest in Lanxide Armor Company, L.P. and purchase of an additional 30% interest in Lanxide Electronic Components, L.P., (iv) discontinuance of two of its businesses engaged in the production of sporting equipment and surgical devices, (v) sale of certain securities to Bentley J. Blum, a director and principal stockholder of the Company, and (vi) consummation of a financial recapitalization plan. In addition, the Company embarked on a program to license its technology in certain specific market sectors by product and geography, in exchange for license fees and continuing royalties. Since implementing such licensing strategy, the Company consummated license agreements with A.P. Green Industries, Inc. (A.P. Green), Waupaca Foundry, Inc. (Waupaca), Sturm Ruger & Company (Sturm Ruger), Brembo S.p.A. (Brembo) and AKN Corporation (AKN), and converted a former joint venture with Nihon into a license and royalty agreement.

Consummation of Recapitalization Plan

     In November 1995, the Company consummated a Recapitalization Plan (the Recapitalization Plan), pursuant to which, among other things, (a) each share of the Company's old common stock (the Old Common Stock) and series A convertible preferred stock (the Old Series A Preferred Stock) were converted into one-twentieth of a Unit, (b) each share of the Company's series B convertible exchangeable preferred stock (the Old Series B Preferred Stock), was converted into one-tenth of a Unit, (c) the outstanding shares of the Company's 7% redeemable series D preferred stock were converted into an aggregate of $70,577 and (d) each share of the Company's 7% redeemable series E preferred stock remained outstanding and continues to represent one share of the Company's Series E Preferred Stock.

     Each Unit consisted of one share of the Company's Series A Preferred Stock and one warrant (the Unit Warrant) to purchase one-twentieth of a share of the Company's Common Stock. The Unit Warrants expired on November 14, 1996.

     Pursuant to its terms, the outstanding shares of the Company's 8% convertible redeemable series C preferred stock (the Old Series C Preferred Stock) were converted into an aggregate of 331,679 shares of the Company's Common Stock, all of which are owned by Bentley J. Blum, the Company's principal stockholder and director.

     In connection with the Recapitalization Plan, the Company distributed pro rata to stockholders of Old Common Stock, Old Series A Preferred Stock and Old Series B Preferred Stock a special dividend of non-transferable rights to purchase shares of the Company's Common Stock at the rate of one share of the Company's Common Stock for each right, subject to the right to purchase additional shares of the Company's Common Stock pursuant to oversubscription privileges. Pursuant to this rights offering, stockholders subscribed for 850,117 shares of the Company's Common Stock at $4.50 per share with gross proceeds to the Company of $3.8 million.

Recent Developments

     Merger Agreement

     On November 13, 1996, the Company and Commodore Environmental Services, Inc., a Delaware corporation (Commodore), entered into an Agreement and Plan of Merger (the Merger Agreement) under which the Company will become a wholly owned subsidiary of Commodore and the Company's stockholders will become Commodore stockholders (the Merger). As a result of the Merger, each share of the Company's Common Stock would be exchanged for shares of Commodore Common Stock, each share of the Company's Series A Preferred Stock would be exchanged for shares of Commodore common stock and each share of the Company's 7% Series E Redeemable Preferred Stock will be exchanged for shares of a newly created issue of Commodore Series D Preferred Stock.

     The consummation of the Merger is conditioned upon the happening of certain stated events including: (1) the approval of a majority of the holders of the outstanding shares of the Company's common stock and of Commodore's common stock; (2) the holders of more than five percent of the outstanding shares of the Company's common stock or Series A Preferred Stock shall not exercise their appraisal rights under Section 262 of the Delaware General Corporation Law; (3) the registration statement filed in connection with the issuance of Commodore securities as consideration for the merger shall have become effective; and (4) the public offering of Commodore common stock initiated in conjunction with the merger shall produce gross proceeds of at least $50 million. There can be no assurance that these conditions will be satisfied or that the Merger will be consummated.

     Ownership Change of Joint Ventures with E. I. du Pont de Nemours and Company (DuPont)

     On June 28, 1996, the Company purchased DuPont's remaining ownership interests in Lanxide Armor Company, L.P. (LAC) and Lanxide Electronic Components, Inc. (LEC), both of which were commercial ventures with DuPont. DuPont acquired from the Company an additional 20% interest in another commercial venture, DuPont Lanxide Composites (DLC). The transaction increased the Company's common stock ownership percentage in LAC and LEC from 27% and 80%, respectively, to 100% of both. DuPont will continue to own 100% of the preferred stock of LEC. Concomitant with the purchase of DuPont's interest in LAC, LAC was merged into the Company's wholly-owned subsidiary, Lanxide Armor Products, Inc. (LAP). As a result of this transaction, LAC (now LAP) has been included in the Company's June 1996 consolidated financial statements. The sale of interest in DLC decreases the Company's ownership percentage in that venture from 30% to 10%.

     Sale and Leaseback

     On March 28, 1996, the Company sold its manufacturing facility in Newark, Delaware (the Marrows Road Facility) for $8,600,000 to QRS 12-16, Inc., an entity set up by Corporate Property Associates 12 (CPA:12), a real estate investment trust sponsored by W.P. Carey & Co., Inc., a purchaser and lessor of corporate real estate. The sale of the Marrows Road Facility generated cash proceeds of $3,300,000 after prepayment of a $4,100,000 mortgage on the Marrows Road Facility and payment of the associated fees and closing costs. The Company entered into a lease agreement with the purchaser of the Marrows Road Facility for a twenty-year period. For a more complete description of the sale and leaseback transaction, see "Property _ Marrows Road Facility."

     Ownership Change of Celanx Joint Venture

     On March 28, 1996, Lanxide K.K., a subsidiary of the Company, sold its remaining 50% ownership interest in Celanx K.K. to Nihon, effectively giving Nihon sole ownership of the license to manufacture, market and sell precision instruments in Japan. As consideration for the sale of its interest in Celanx K.K., Lanxide K.K., reacquired its wear products license from Celanx K.K. and will receive ongoing royalties from precision instrument sales generated by Celanx K.K.. As a result of this transaction, Lanxide K.K. recognized the remainder of the deferred gain associated with the 1994 sale of 50% of its ownership in Celanx K.K. to Nihon.


Business Strategy

     The market opportunities for the Company's products extend broadly across the basic processing, automotive, aerospace and defense, electronics, machine tool, mining, chemical, glass, paper, textile, cement, rail transport and sports equipment industries. Prior to March 1995, the Company's business strategy was to develop and commercialize its technology and products exclusively through individual subsidiary businesses and selective market-focused joint ventures and partnerships utilizing its own resources, those of world-class industrial partners, and contract funding from the U.S. Government. In furtherance thereof, the Company structured 11 affiliates in a series of commercialization ventures. The Company's affiliated partners include DuPont, Kanematsu and Nihon.

     Due to, among other things, (i) the needs of the Company and its ventures for further funding and (ii) an increase in the number of products developed and demonstrated using the LANXIDE (TM) technology, the Company revised its business strategy during fiscal 1995 and embarked on a program to license its technology in certain areas by product and geographic territory and entered into a number of transactions relating to the sale of certain Company assets and equity interests in the Company.

     The Company expects that this revised strategy will enable a greater number of products utilizing LANXIDE (TM) technology to be commercialized in the near-term. Although the Company will, subject to the availability of capital, continue to commercialize products using the LANXIDE (TM) technology through its wholly or partially owned ventures, the Company plans to seek advantageous licensing arrangements with third parties which have the ability to commercialize products in those areas where there are significant barriers to entry (i.e., substantial up-front costs or the need for a substantial industry presence) or where LANXIDE (TM) technology provides only a portion of the necessary solution. The Company believes that such licensing arrangements will benefit the Company through the commercialization of the LANXIDE (TM) technology in product areas into which the Company could not otherwise expand at this time. The Company believes that benefits from licensing include:

          o Accelerated adoption and recognition of its materials and technology.

          o Allocation of available capital to those products which the Company is best able to commercialize.

          o    Immediate cash flow from licensing arrangements.

     On March 31, 1995, Waupaca paid the Company $2.0 million as part of a license fee for rights to manufacture licensed products in North America and sell them worldwide (excluding Japan) in the following fields: automotive brake rotors, brake drums, brake pistons, clutch plates and certain agricultural equipment components. Subject to its right to unilaterally terminate the license, Waupaca was required to make additional payments of $13.0 million; $2.0 million on January 1996 (payment received), $2.5 million on March 31, 1997, $4.0 million on March 30, 1998 and $4.5 million on March 31, 1999, together with royalty payments on the sale of licensed products. Waupaca is entitled to terminate the license, for any reason, upon ninety days' notice or by not making any additional payments; provided, however, that upon termination, (i) Waupaca will continue to have the right to use the LANXIDE (TM) technology for a one-year period to the extent necessary to fulfill customer contracts and (ii) Waupaca will have a royalty-free, perpetual, non-exclusive license to use any LANXIDE (TM) technology which is not patented, within the field definition of the license. On December 6, 1996, Waupaca notified the Company that it will not exercise its right under the agreement to extend its license beyond March 31, 1997. Waupaca indicated that it viewed its rate of market penetration with the new technology as insufficient in light of large demands for investment in Waupaca's expanding cast iron business.

     On April 6, 1995, Sturm Ruger paid the Company $1.0 million as an initial license fee and agreed to pay royalties on the sale of licensed products. The license is exclusive for the manufacture of firearms and certain sporting goods products outside of Japan. Under the terms of the initial agreement, Sturm Ruger had a one-year option to terminate the license, forfeiting any rights to use the technology thereunder, and to be repaid the $1.0 million by the Company in the form of either cash or Old Common Stock at the Company's option. In January 1996, the Company and Sturm Ruger signed a new license agreement which grants the licensee some additional product rights to certain sporting goods components outside of Japan. In consideration for the expanded license, Sturm Ruger waived its one-year option to terminate the license. Thus, the original deferred amount of $1.0 million was recorded as revenue during the second quarter of fiscal year 1996.

     On December 22, 1995, the Company entered into a license agreement with Brembo, which grants Brembo the right to use LANXIDE (TM) technology to make in Europe and to sell worldwide (excluding Japan) certain brake system components for motor vehicles. Brembo has made payments totaling $800,000 as of September 30, 1996. Subject to its unilateral right to terminate the license, Brembo is required to make the following additional payments totaling $1.2 million over the next year: $400,000 in December 1996; $400,000 in June 1997; and $400,000 in December 1997. In addition, the license agreement includes royalty payments on the sale of licensed products. A minimum royalty payment of $250,000 is applicable for years three through six of the license agreement.

     On October 2, 1995, the Company entered into a license agreement with A.P. Green, under which A.P. Green is exclusively and perpetually licensed with the right to use LANXIDE (TM) technology to make, use and sell industrial refractories, other than those employed in the ferrous metals industry, worldwide except for Japan. In connection with the license, A.P. Green paid the Company $500,000 on closing and $250,000 in April, 1996 and will pay additional payments of $250,000, $300,000 and $500,000 in January 1997, July 1997 and January 1998, respectively. A.P. Green will also pay to the Company royalties on annual sales of products manufactured and sold under the license. A.P. Green has the right at any time under the agreement to discontinue payments, in which case all rights granted to A.P. Green under the license agreement will terminate.

     In June 1995, Alanx sold substantially all of its assets to Alanx Wear Solutions (Alanx Wear). Alanx received an initial 15% common stock interest in Alanx Wear and a royalty bearing license on sales.

     In May 1995, the Company sold all of its stock ownership in LPI, a wholly-owned subsidiary. The sale converted the existing license agreement with LPI to a royalty bearing license on sales of composite materials and components.

     On March 28, 1996, Lanxide K.K. sold its remaining 50% ownership interest in Celanx K.K. to Nihon effectively giving Nihon sole ownership of the license to manufacture, market and sell precision instruments in Japan. As consideration for its interest in Celanx K.K., Lanxide K.K. will receive ongoing royalties from precision instrument sales generated by Nihon. Concurrent with this sale, Lanxide K.K. reacquired its wear products license from Celanx K.K.

     In October, 1996, the Company signed a non-exclusive license agreement with AKN for the manufacture, use and sale of brake components in Southeast Asia and Oceania. AKN is a newly created joint venture of three companies headquartered in Japan: Akebono Brake Industry Co., Ltd (Akebono); Nihon; and Kanematsu. The joint venture is also licensed by the Company's Japanese affiliate, Lanxide K.K., for the manufacture, use and sale of brake products in Japan. Under the agreement, AKN made an initial license payment of $4.0 million to the Company in November, 1996, the proceeds of which were used to repurchase the $4.0 million of Alanx preferred stock held by Nihon. In addition, AKN is required to make payments totaling $4.0 million to Lanxide K.K., payable in four equal installments the first of which was paid on November 15, 1996, and the remaining three are due on December 31, 1996, June 30, 1997 and December 31, 1997. The license also requires AKN to pay a royalty on all sales of licensed products. The agreement grants AKN the option to execute an exclusive manufacturing license for an additional $4.0 million. This option expires in September 1997 and payment is due no later than September 1998. A separate agreement between Akebono, Nihon and the Company provides for a joint development program whereby the Company will be reimbursed $4.0 million for development work performed over a two year period.

     The Company has been engaged in discussions with a number of industrial entities in the United States, Europe and Asia regarding the potential licensing of the Company's technology to such entities for up-front fees and ongoing royalty interests. These discussions include the potential licensing of automotive brake components in North America that was previously held by Waupaca.

Technology, Patents and Trademarks

     The Company's patented reinforced materials technologies include reinforced metals made by the PRIMEX(TM) pressureless metal infiltration process and the PRIMEX CAST(TM) foundry process, reinforced ceramics made by the DIMOX(TM) directed metal oxidation process, and reinforced polymers or reinforced ceramics made using CERASET(TM) ceramers.

     The Company's PRIMEX(TM) reinforced metal technology offers features such as size and shape versatility; as formed, high tolerance dimensional capabilities; low processing costs; and engineerable properties. Reinforced metals are produced using the PRIMEX(TM) pressureless metal infiltration process, which occurs spontaneously in a controlled atmosphere above the melting point of a matrix alloy which is employed. The alloy infiltrates preformed configurations of reinforcing materials without pressure or vacuum. Either continuous or discontinuous reinforcements are accommodated, and a wide range of volume fractions of reinforcement can be produced. Near-net or net shaped components with reinforcement volume fractions of 30% to 80% are made by forming the filler into a shaped preform which is then infiltrated. Examples of composites produced are aluminum reinforced with aluminum oxide, aluminum nitride, and silicon carbide. Components containing from 5% to 40% by volume of reinforcement can be produced by conducting the infiltration process with excess aluminum, dispersing the filler uniformly into the excess aluminum by stirring, and then using conventional casting techniques to form composite articles.

     The Company's DIMOX(TM) reinforced ceramic technology is based upon a unique, patented approach to the creation of composites by the use of a directed oxidation mechanism. The Company literally grows ceramic matrix composites via an oxidation reaction between a molten metal and an adjacent oxidant. The technique is generic and applies to numerous ceramic/metal systems, including oxides, nitrides, carbides and borides of metals such as aluminum, silicon, titanium, zirconium and hafnium.

     A key feature of the DIMOX(TM) reinforced ceramic technology is that reinforcing materials (such as fibers, particles or platelets) can be placed into the path of the oxidation reaction so that they are captured in the developing ceramic matrix. Through appropriate choices of parent metal, oxidant, reinforcing material and processing conditions, the properties of the resulting composite can be engineered for specific performance requirements. Growth of the ceramic matrix into shaped preforms of reinforcing material produces components to final or near-final shape, since essentially no shrinkage occurs during the process. Simple or complex parts can be produced in a range of sizes from small to very large.

     In 1993, the Company extended its technology base by acquiring innovative, patented CERASET(TM) ceramer, ceramic paper and ceramic microcomposite technologies from Hercules Inc. These technologies are synergistic with the Company's reinforced metals and reinforced ceramics processes. They have also provided a proprietary basis for extension of the Company's endeavors into polymer and reinforced polymer components, coatings, sealants and adhesives, monolithic ceramics and ceramic and reinforced ceramic coatings.

     CERASET(TM) ceramers are a unique family of low viscosity liquid, thermosettable ceramic-backboned, polyureasilazane-based polymers. These polymers have exceptional thermal stability, corrosion resistance and rigidity. As temperatures are increased from 400 degree C to 1400 degree C, the polymers progressively condense and cross-link as polymers, ultimately converting to ceramic compounds, such as silicon nitride, silicon carbide or aluminum nitride, depending on the specific polymer and processing conditions. Certain CERASET(TM) ceramers, when applied as liquids and then thermoset, exhibit strong adhesion to both metals and ceramic materials. This characteristic makes the polymers especially well-suited for making polymer matrix composites or for applications as binders for metal or ceramic particulate processing. The polymers can be used to prepare parts that are both strong and rigid by mixing a ceramic powder into the liquid polymer, forming the desired shape and then thermosetting the shape to achieve required strength.

     Certain CERASET(TM) ceramers can also be combined with certain traditional organic polymers (urethane, epoxies, acrylics, etc.) to produce CERASET(TM) hybrid polymers, applicable to both composites and coatings. With only limited additions of certain CERASET(TM) polymers, properties such as temperature stability, corrosion resistance, moisture resistance, wear resistance, strength, toughness and stiffness of the base polymers can be improved in many instances, while retaining advantageous processing characteristics. The hybrid polymeric materials can be reinforced with ceramic or metallic constituents, further enhancing performance such as strength, rigidity, thermal conductivity, flame retardancy and wear resistance. CERASET(TM) ceramers can also be used to fabricate monolithic ceramics or ceramic matrix composites to near-net shape, to act as binders for preforms used in the DIMOX(TM) and PRIMEX(TM) composite formation processes, to produce high performance powders and fibers, and to act as adhesives for both low- and high-temperature applications.

     As of September 30, 1996, the Company had 300 issued patents in the United States, none of which expires prior to 2004, with 55 additional patents pending, and 1,065 patents issued in 44 foreign countries, none of which expires prior to 2000, with 417 additional patents pending. As is typical with most research and development efforts, improvements to the technology contained in the Company's early patents have been made and patented, and continue to be made and patented, to provide the Company with continuing patent protection for its technology. In addition, the Company believes that certain of its know-how and proprietary information is legally protected as trade secret information, and the Company intends to maintain the confidential and proprietary nature of its trade secrets and to protect future proprietary developments. The Company's core technology patents cover its DIMOX(TM) reinforced ceramics, PRIMEX(TM) reinforced metals and CERASET(TM) ceramers, including broad claims to both processes and materials.

     The Company maintains two registered trademarks. The Company's registered trademarks are ALANX(R) and LANXIDE(R). The Company and its affiliates also have rights in the following unregistered trademarks:
DIMOX(TM), DIMOX HT(TM), PRIMEX(TM), PRIMEX CAST(TM), PRIMEXCOOL(TM), 2K(TM) CERASET(TM), CERASET SN(TM), CG896(TM) and CG273(TM).

     The Company's patents are generally held within Lanxide Technology Company L.P., a wholly owned subsidiary of the Company.

Research, Development and Engineering

     To support the Company's continuing efforts to increase its technology base and to commercialize products, the Company maintains extensive research, development and engineering (RD&E) facilities and a sophisticated RD&E team. With emphasis on materials research, product development and process engineering, the Company's RD&E activities are fast-paced and dynamic.

     A comprehensive, in-depth understanding of the DIMOX(TM) and PRIMEX(TM) processes has been established as a result of a combination of government and internally funded programs. Presently, materials development activities of the Company focus on the development of new composite systems, especially hybrid polymers formulated from combinations of CERASET(TM) and other commercial polymers, and basic microstructure-process-property relationships. This development generates the basis for the Company's expanding patent portfolio and provides technical information in support of product development and commercialization efforts.

     Several recent RD&E breakthroughs offer significant new product opportunities. For example, the Company has successfully demonstrated, on laboratory scale equipment, wrought processing of PRIMEX CAST(TM) reinforced aluminum containing 30 volume percent ceramic particles. Sheet products have been rolled and both bar and structural shapes have been extruded. Initial mechanical properties measurements show that these wrought products offer significant increases in ductility, at equivalent strengths and stiffness, as compared to their cast reinforced aluminum counterparts. These processing breakthroughs are expected to open markets not previously available to the Company. Examples of anticipated markets include automobile space frames, aerospace structural components, rail car structural components and truck/trailer structural components. The Company has also demonstrated the first reinforced aluminum brake rotor capable of operating at temperatures up to 1000 degree F. This represents a performance enhancement of almost 200 degree F over competing reinforced aluminum products, and provides a significant advantage in performance for this safety-critical component.

     Product development activities of the Company are all market driven, and include materials development, applications engineering, prototype production and process engineering. A major component of this effort is the development of light-weight, high-performance automotive components, such as brake components (including rotors, drums, calipers, caliper pistons and brake pad backing plates), connecting rods, piston pins, valve seats, bearing caps and other engine and transmission components. The Company has installed a pilot production line capable of manufacturing up to 25,000 brake rotors per year using the PRIMEX(TM) reinforced aluminum technology. This program has been funded primarily by Nihon and was being undertaken in close cooperation with Waupaca.

     During fiscal 1995, the Company signed an 18-month, $3.0 million contract with the Office of Naval Research of the U.S. Navy in a program funded by the Advanced Research Projects Agency (ARPA) of the U.S. Department of Defense. The goal of this program, which is an extension of a previous contract, is the development of flexible manufacturing systems for producing products based upon the Company's PRIMEX(TM) reinforced aluminum technology. The program has important implications for lowering the cost of military procurements, while substantially enhancing the Company's competitiveness in addressing world-wide commercial markets for net or near net shape, high-performance, light-weight industrial components ranging from electronic heat sinks and golf club inserts to automotive engine components.

     The Company conducts its RD&E activities in state-of-the-art laboratories, which include such specialized facilities as a chemical vapor deposition coatings apparatus, analytical laboratories, a dynamic testing laboratory and a physical properties testing laboratory. The Company's RD&E activities occupy approximately 100,000 square feet in two adjacent buildings. See "Property." The RD&E team is composed of 72 people, including about 22 degreed professionals in a variety of professions such as materials science, metallurgy, organometallic chemistry, ceramic science and mechanical engineering.

Products

     The following products are manufactured by the Company and its affiliates:

          Electronic Components (Lanxide Electronic Components, Inc.):
     Ceramic-reinforced aluminum heat sinks, heat slugs, chip carriers, circuit board cores and chassis for telecommunications equipment, computers, power controllers, and avionics.

          Gas Turbine Engine Components (DuPont Lanxide Composites Inc.):
     Ceramic-reinforced ceramic combustor liners, shrouds, vanes, and flameholders for aircraft and stationary gas turbine engines.

          Rocket Engine Components (DuPont Lanxide Composites Inc.):
     Ceramic-reinforced ceramic hot gas valves and nozzles for theatre air defense and tactical missiles.

          Aircraft Structural Components (DuPont Lanxide Composites Inc.):
     Ceramic-reinforced ceramic leading edges and fins for hypersonic aircraft and missiles.

          Hot Gas Filters (DuPont Lanxide Composites Inc.): Ceramic combustion gas filters for combined cycle and coalfired gas turbine engine stationary power generators.

          Heat Exchanger Components (DuPont Lanxide Composites Inc.): High temperature ceramic-reinforced ceramic heat exchanger components for petrochemical processes, aluminum remelt furnaces and industrial incinerators.

          Armor (Lanxide Armor Products Inc.): Reinforced ceramic and ceramic-reinforced metallic armor and armor arrays for ballistic protection of personnel, aircraft, marine vessels and ground vehicles.

          Materials Handling Components (Alanx Wear Solutions, Inc.):
     Wear-resistant ceramic-reinforced ceramic components for slurry pumps, hydrocyclones, chute liners and combustor fan liners for the mining, electric power generation, chemical process, glass, cement and paper industries.

          High Performance Refractories (Lanxide ThermoComposites Inc.):
     Ceramic-reinforced ceramic components for continuous casting of molten steel.

          Ceramic-Reinforced Aluminum Ingot (Lanxide Performance Materials Inc.): Castable ceramic-reinforced aluminum ingot for production of high stiffness, low expansion, lightweight, wear-resistant components using investment casting, sand casting, die casting and permanent mold casting processes. Current applications include rail and automotive brake rotors, semiconductor wafer chucks, robot arms, photolithographic stages, avionics chassis, satellite components, and jet ski drive components.

          Ceramers (Lanxide Performance Materials Inc.): Ceramic-backboned thermosetting polymers for production of chemically stable, temperature-resistant, wear resistant, uv-resistant, moisture-resistant, non-stick and fire retardant coatings, adhesives, encapsulants, binders, fibers and molded components. Current applications under development include automotive paints, cookware coatings, rubber formulations, fastener coatings, floor coatings, concrete patch mixes, television tube fixturing, wear tiles, pipeline coatings, golf club heads, ceramic filter binders, flatiron coatings and engineering polymer additives.

          Ceramic-Coated Graphite Components (Lanxide Performance Materials Inc.): Ceramic-coated graphite components for optical fiber, fiberglass and polymer fiber manufacturing; glass container manufacturing; paper manufacturing; computer hard disk substrates; television tube manufacturing; crucibles; and molten metal processing.

     The following products are licensed by the Company for manufacture by the following non-affiliates:

A.P. Green Industries, Inc.
     Industrial Refractories

Brembo S.p.A.
     Brake System Components for Motor Vehicles

Waupaca Foundry, Inc.
     Automotive Brake System Components
     Agricultural Components

Sturm, Ruger & Company, Inc.
     Firearms Components
     Bicycle Components
     Golf Club Heads

Lanxide Precision, Inc.
     Semiconductor Manufacturing Equipment
     Optical Components
     Business Machine Components
     Vending Machine Components
     Laboratory Test Equipment Components
     Metrology Components
     Medical Diagnostic Equipment Components
     Robot Components
     Automation Equipment Components

Nihon Cement Co., Ltd.
     Precision Instruments

AKN Corporation
     Brake System Components

Competition and Market Segments

     The materials industry has been characterized by extensive research and development efforts and new developments in advanced materials technology are expected to continue at a rapid pace. The markets to which the Company's technology and products apply are diverse in character. Market drivers differ widely. Competition varies from market to market, both in terms of competing entities and competing technology. Furthermore, time and resources necessary to penetrate any market segment vary widely.

     The Company's long-term success will depend, in part, upon its ability to maintain a competitive position for its LANXIDE(TM) composites with respect to other materials, including materials which may be developed in the future. A number of domestic and foreign companies are actively engaged in the research and development of advanced materials technology and many of these companies have substantially greater financial resources and production and marketing capabilities than the Company. In most of its target markets, the Company will encounter competition from metal, plastic, ceramic and other materials producers, as well as from the manufacturers of components made of these materials. Although the Company possesses proprietary rights to its technologies, which it believes are commercially viable, several large multinational corporations conduct large-scale research and development programs in the composite materials field.

     At the same time, the Company believes it has no broadscale competitor. For example, the materials technology the Company is promoting in the steel refractory industry is completely different from such technology in the auto industry, the electronics industry, the aircraft industry, the semiconductor equipment industry, or in the mining industry. Similarly, the competing companies are generally not common among any of those same industries. Barriers to entry in the Company's markets vary from low to high, and foreign competition varies from meaningful to non-existent, depending upon which market opportunities are being discussed. Since the Company's technology is anticipated to be applicable in a hundred or more markets (it has already been adopted in more than a dozen), it is difficult to consider each market separately, let alone any one in depth, or to generalize regarding their character, which is diverse. Because of this broad diversity in competition, the Company does not characterize its competitors as primarily advanced materials companies, composites producers, ceramics producers or commodity metals producers.

     While no competitor has to date been identified which competes broadly across the product areas for which the Company's technology applies, the Company and its affiliates compete with a broad array of both large and small competitors in specific market niches. Examples of such direct competitors include: B.F. Goodrich (turbine engine parts), S.E.P. (turbine engine parts), Coors Ceramics (wear parts and armor), PCC Composites (electronic components), Alcan Aluminium Limited and its affiliates (aluminum composite ingot), Sumitomo Metals (electronic heat sinks), Kyocera (wear parts), Carborundum (heat exchanger components), North American Refractory (steel refractories), Alcoa (electronic components), Cookson (steel refractories), Ceramic Process Systems (electronic package lids) and Ube (coatings). In addition, some of the Company's suppliers are competitors and some of the Company's competitors are also customers of the Company, although in different product areas than those they supply to or buy from the Company. Corporations with which the Company has collaborative development relationships may also be conducting independent research and development efforts in areas which are or some day may be competitive with the business of the Company.

Sales and Marketing

     The Company and its affiliates manufacture limited quantities of many products, some of which are manufactured at commercially viable production levels. The Company competes in markets where both ceramic and non-ceramic products are currently in use and where competitors have established marketing capabilities. Commercial acceptance of the Company's products depends in part on the ability of the marketing and sales forces of the Company, its affiliates and its licensees to demonstrate effectively the advantages of LANXIDE(TM) products over more traditional products.

     Products of the Company's technology are marketed by the individual commercial business units which comprise the Company's affiliates and licensees, which have their own sales and marketing staffs. The Company additionally undertakes market development activities based at its headquarters, aimed at identifying new opportunities which fall outside of the activities of its existing business units and licenses. Such efforts are directed at providing the basis either for further license activity or for additional product manufacture by the Company or its affiliates.

Affiliates of the Company

     In order to exploit the technologies it has developed, the Company has entered into and/or formed a number of joint ventures, one of which was recently converted to a license arrangement; as well as operating subsidiaries, two of which have been deactivated and one of which was sold. Each Affiliate is focused on a specific industry market segment, with the exception of Lanxide K.K., which is effectively the Company's master licensee and hub for the Company's business development activity in Japan. The affiliates of the Company are:

  Alanx Wear Solutions, Inc.

     Alanx Products, Inc. (Alanx) was a leader in introducing superior composite materials to solve industrial wear problems and provided pump, cyclone and pipeline components to over 75 mines on six continents. On June 26, 1995, Alanx sold substantially all of its assets to Alanx Wear Solutions, Inc. (Alanx Wear) for 15% of the equity of Alanx Wear, a royalty bearing license and certain payments to the Company. Alanx has subsequently declined its preemptive right to purchase shares of preferred stock upon issuance, therefore its interest in Alanx Wear has been diluted to 10%. Alanx subsequently changed its name to Lanxide Wear Products, Inc.

  Celanx K.K.

          Celanx K.K. (Celanx) was a joint venture between Nihon and Lanxide K.K., 50% owned by each. The venture was formed in November 1993 to commercialize the Company's technology in the same product areas as Alanx and LPI, but within the domestic Japanese market. On March 28, 1996, Lanxide K.K. sold its remaining 50% ownership interest in Celanx K.K. to Nihon effectively giving Nihon sole ownership of the license to manufacture, market and sell precision instruments in Japan. As consideration for its interest in Celanx K.K., Lanxide K.K. will receive ongoing royalties from precision instrument sales generated by Celanx K.K. Concurrent with this sale, Lanxide K.K. reacquired its wear products license from Celanx K.K. As a result of this transaction, Lanxide K.K. recognized the remainder of the deferred gain associated with the 1994 sale of 50% of its ownership in Celanx K.K. to Nihon.

  DuPont Lanxide Composites Inc.

     DLC commenced as a joint venture between the Company and DuPont in July 1987 to develop and commercialize the LANXIDE(TM) technology in the area of gas turbine engine components, certain aerospace components and high temperature heat exchanger components. In 1992 the venture's charter was expanded to include rocket engine components and hot gas filters. DLC was originally owned 70% by DuPont and 30% by the Company. On June 28, 1996, the Company sold 20% of its interest in DLC to DuPont, thus reducing its ownership from 30% to 10%.

  Lanxide Armor Products

     LAP was established in October 1986, as a joint venture by DuPont and the Company for the purpose of developing, manufacturing and marketing products for use in the areas of personnel, aircraft, marine and land vehicle armor. On June 30, 1995, the Company sold part of its equity interest in LAP to DuPont for $1.8 million, reducing the Company's ownership from 57% to 27% and increasing DuPont's ownership to 73%. On June 28, 1996, the Company purchased DuPont's entire interest in the venture and now owns 100% of this business.

  Lanxide Electronic Components Inc.

     LEC was formed as a joint venture in April 1990 by DuPont and the Company to commercialize electronic components, including heat sinks, circuit boardcores, chip carriers, packages and chassis. On June 30, 1995, the Company used the proceeds of its sale of equity in LAC to purchase an additional 30% interest in LEC, raising the Company's ownership in LEC to 80% and on June 28, 1996, the Company purchased DuPont's remaining 20% common stock interest. DuPont continues to own 100% of the preferred stock. This transaction reflects the Company's intention to increase its focus on high volume manufacturing of ceramic-reinforced aluminum components.

  Lanxide K.K.

     Lanxide K.K. was incorporated under the laws of Japan in April 1992 by the Company and Kanematsu Corporation for the purpose of broadly commercializing products of the Company's technology in Japan. Lanxide K.K. is owned 35% by Kanematsu and 65% by the Company.

  Lanxide Performance Materials, Inc.

     LPM, a wholly owned subsidiary, was formed in August 1994 in Delaware to supply two key proprietary raw material constituents, CERASET(TM) ceramer and PRIMEX CAST(TM) reinforced aluminum ingot, to various commercial component businesses and licensees of the Company. Centralized manufacturing of these materials allows the Company to maximize production volume efficiencies and provide economic benefits to all of its affiliates and licensees. A ten-fold expansion of PRIMEX CAST(TM) ingot capacity to 1,500 tons per year is planned and will be operational as rapidly as market conditions demand. CERASET(TM) ceramer production has been contracted to an outside specialty chemical manufacturer, Harris Specialty Chemical Company.

  Lanxide Sports International, Inc.

     LSI was incorporated in Delaware in 1992 to commercialize the new materials technology of the Company in the sporting goods industry. LSI's initial development efforts were intended to focus on golf clubs and ice skate blades, with potential future expansion to other product categories, including bicycle components, ski equipment, tennis rackets, fishing gear, and water and team sports equipment. In February 1995, the Company acquired the 39% interest in LSI, which it did not own, from certain accredited investors and management of LSI in exchange for an aggregate of 110,962 shares of Old Common Stock. Subsequently, the Board of Directors determined that, due to the cost of funding operations at LSI and the failure of LSI to earn revenues from the development and sale of products in the sporting goods industry, it was in the best interests of the Company to discontinue operations at LSI.

  Lanxide Surgical Products, Inc.

     Lanxide Surgical, a wholly owned subsidiary of the Company, and Cerametals Surgical, Inc. (Cerametals) pursued the development of a joint venture to address the need in the surgical market for superior net shape forming technology. Development efforts initially centered around a particular component where the net shape capabilities of the PRIMEX(TM) process are crucial in allowing the part to be economically manufactured to tight tolerances. Based upon a customer's indications of strength requirements for the initial part, the Company developed a composite material believed to be suitable for the application. The customer placed an order with the Company for delivery of the component amounting to $3.6 million. Subsequently, the customer revised its view on the strength requirements of the part, to the point where it became apparent that a major, high-risk additional investment in materials development would be required. The Company declined to pursue the project further, in light of its limitations in capital and alternative, more promising opportunities. During the period of this project, Cerametals failed on three occasions to meet capital calls of the venture. As a result of all of these factors, this venture was discontinued as of March 1995.

  Lanxide Technology Company, L.P.

     Lanxide Technology Company, L.P. (Lanxide Technology) was established in January 1986 as a Delaware limited partnership in which the Company has since become the sole partner. Lanxide Technology holds the intellectual property of the Company, including patents, trademarks and trade secrets.

  Lanxide ThermoComposites, Inc.

     Lanxide ThermoComposites, Inc. (Lanxide Thermo), until recently a wholly owned subsidiary of the Company, was incorporated on May 25, 1994 in Delaware to provide high-performance refractory components to the ferrous metals industry. This entity is undertaking to capitalize on the substantially greater performance that DIMOX(TM) reinforced ceramic materials can provide to the industry compared to traditional refractory components. Manufacturing of the initial products has been contracted to LAP, which is expected to have sufficient manufacturing capacity to support the needs of the new venture for up to two years.

     In December 1995, the Company sold 51% of its interest in Lanxide Thermo to A.P. Green in consideration for A.P. Green providing funding to support Lanxide Thermo's business. Immediately prior to the sale to A.P. Green, Lanxide Thermo acquired Chiam Technologies Inc. in exchange for a 20% common stock interest in Lanxide Thermo. Chiam Technologies Inc. specializes in the export of refractory products from the People's Republic of China.

Employees

     The Company currently employs 170 full-time employees, of whom 72 are in its Technology Department. The rest are employed in administrative, marketing, patent and other functions. Of the Company's total employees, 14 hold Ph.D. degrees and another 16 hold other advanced degrees. The turnover rate for the Company's employees during fiscal year 1996 was 14.0%. All employees are provided with a standard benefits package consisting of hospital/medical, life, disability and dental insurance, as well as educational assistance. Employees also have access to certain savings/option plans. See "Executive Compensation _ Existing Company Plans."

     None of the Company's employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be good.

Regulatory Matters

     The Company generates small quantities of used solvents and chemicals categorized by Federal and/or state governments as hazardous waste in its research and development and manufacturing operations. Disposal of such waste is regulated by state and Federal regulations. The Company is currently engaged, and expects to engage in the future, in collaborative development and other agreements with foreign entities. The Company must comply with Federal regulations regarding import and export of raw materials, finished products and technology. Although regulatory constraints in the environmental, import and export and government contract areas do not currently pose material impediments to the Company's operations, any substantial change in these or other regulations could have a material adverse effect on the Company's business.

ITEM 2.  PROPERTY

     The Company operates from two adjacent buildings in a campus-like setting in Newark, Delaware. Both buildings are configured to meet the needs of the Company with central security systems, fire alarm systems, sprinklers, central fiber optic phone switches and network computing. The facilities are configured for research, product development and manufacturing with central compressed air, exhaust and makeup ventilation, natural gas and liquid nitrogen systems, and are served by eleven independent electrical distribution banks.

     Marrows Road Facility

     The Company purchased the Marrows Road Facility in 1987. The two-story, 170,000 square foot building houses office space, research laboratories and production areas, along with shipping and receiving docks and inventory staging. In July 1994, the Company refinanced its mortgage held on the Marrows Road Facility through PNC Bank, Delaware (the Refinancing). Part of the proceeds from the Refinancing was used by the Company to pay off a note due to Cognitronics Corporation, the company from which LPI purchased Stamford Tool & Die, Inc. in June 1993.

     On March 28, 1996, the Company sold the Marrows Road Facility for $8.6 million to QRS 12-16, Inc., an entity established by CPA:12, a real estate investment trust sponsored by W.P. Carey, a leading purchaser and lessor of corporate real estate. The Company entered into a lease with QRS 12-16, Inc., as Landlord (the Marrows Road Lease). The term of the Marrows Road Lease is twenty years with four automatic renewals of five years each. Pursuant to the Marrows Road Lease, the Company makes quarterly payments equal to approximately $244,000, subject to adjustment for inflation every five years. The Marrows Road Lease requires the Company to comply with certain financial covenants and limits the Company's ability, among other things, (i) to assume additional indebtedness, (ii) to become a guarantor of contingent obligations, and (iii) to make restricted payments (as defined therein) including the declaration of dividends on the Company's Common Stock. The Marrows Road Lease also grants the Company a right of first refusal with respect to the purchase of the Marrows Road Facility.

     The foregoing sale and leaseback transaction generated net proceeds of $3.3 million after the prepayment of a $4.1 million mortgage on the facility and payment of the associated fees and closing costs. In connection with the sale and leaseback, the Company entered into sublease agreements with each of the three joint venture companies which, prior to the transaction, leased 105,600 square feet of space from the Company.

     As part of the sale and leaseback transaction, the Company granted to the purchaser of the Marrows Road Facility a Warrant to purchase 15,500 shares of the Company's Common Stock at an exercise price of $14.00 per share for a five-year period. The Company also paid MeesPierson, Inc. a fee for arranging the sale and leaseback transaction, which fee was equal to $150,000 and 10,700 shares of the Company's Common Stock (10% of the net proceeds of the sale and leaseback transaction payable 37.5% in cash and 62.5% in the Company's Common Stock at the fair market value of the Common Stock on the day of closing of the sale and leaseback transaction).

     Forge Drive Facility

     This 60,000 square foot, air-conditioned, largely one-story building is the original site of the Company. Besides housing the Company's technical library and extensive research, development and production areas, this building also contains the Company's executive offices, a prototype machine shop (model shop) and product quality and testing (characterization) laboratories.

     The Company leases this facility from an affiliate of Bentley J. Blum, a director and principal stockholder of the Company. A lease modification agreement, effective August 1, 1996, was entered into whereby the primary term of the lease was extended through December 31, 2008. The Company has an option to extend the lease for another ten-year period commencing on January 1, 2009. The Company has the right of first refusal with respect to the purchase of this property.


ITEM 3.  LEGAL PROCEEDINGS

     On July 17, 1996, certain stockholders of the Company, who owned an aggregate of 149,529 shares of the Company's old common stock prior to the consummation of the Company's Recapitalization Plan, filed a lawsuit in the United States District Court for the District of Colorado against the Company.

     The allegations in the Complaint arise from a settlement agreement (the Settlement Agreement) entered into by the plaintiffs and the Company in March 1996 relating to the Company's Ownership Change. Pursuant to the Settlement Agreement, the plaintiffs agreed to relinquish all claims against the Company relating to the Recapitalization Plan, including their demand for appraisal rights under Section 262 of the DGCL, in exchange for Units of the Company plus the right to purchase shares of the Company's new common stock and to receive warrants for additional shares of the Company's new common stock.

     In the Complaint, the plaintiffs alleged that the Company had breached the Settlement Agreement by substituting for the "new common stock," a class of restricted stock of a lesser value that was not contemplated by the Settlement Agreement. The plaintiffs seek, among other things, monetary damages, the reinstitution of their appraisal claim, and the award of the costs and disbursements of the action, including reasonable attorneys' and experts' fees. The Company believes that the plaintiffs' claims are without merit and intends to defend vigorously against such claims.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock has been traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "LNXI" since November 14, 1995. From November 14, 1995 through November 14, 1996, (the date on which the Unit Warrants expired), Units consisting of one Unit Warrant and one share of Series A Stock were traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "LNXIU." Since November 15, 1996, the Series A Stock has been traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "LNXIP." As of December 13, 1996, the Company had approximately 190 holders of record of the Company's Common Stock and 384 holders of record of the Company's Preferred Stock. The following table sets forth, for the periods indicated, the reported high and low bid prices per share of the Company's Common Stock, from and after November 14, 1995, as quoted by the OTC Bulletin Board. Such prices reflect inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions. The trading market for the Common Stock is extremely limited and sporadic.


                              Common Stock

  Year ended September 30, 1996               High           Low
  First quarter (from November 14, 1995)   $ 10.50       $   4.50
  Second quarter                             17.50          10.00
  Third quarter                              19.75          17.25
  Fourth quarter                             20.00          16.00

  Year ended September 30, 1997
  First quarter (to December 13, 1996)     $ 18.00        $ 12.00

     Dividends

     The Company has never paid dividends on the Company's Common Stock and does not intend to pay dividends in the foreseeable future. The Company's ability to pay dividends is subject to certain restrictions. The Company's ability to declare and pay dividends on the Company's Common Stock is limited by (i) a Loan and Security Agreement, dated April 29, 1994, between the Company and Kanematsu, providing that the Company may not declare or pay any dividend that would have a material adverse effect on the collateral under such agreement, and (ii) the Lease Agreement, dated March 28, 1996, between QRS 12-16, Inc. and the Company, limiting the Company's ability to make restricted payments, which term includes dividends on the Company's Common Stock. The terms of the Company's Series A Preferred Stock limit the Company's ability to declare and pay dividends on the Company's Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended September 30, 1996 and 1995, as well as certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in this 10-KSB.

Overview

     Historically, the Company's revenues have been derived primarily from research contracts and development agreements with DuPont and the U.S. Government and, more recently, from technology licensing revenues and product sales to outside customers. In addition, a substantial portion of the Company's research and development (R&D) and other operating costs have been funded by Alcan Aluminum Limited (Alcan) and its affiliates, DuPont and Kanematsu through the Company's consolidated affiliates.

     The Company operates principally in the United States and to some degree through its subsidiary in Japan. See Note 6 to the Company's Consolidated Financial Statements included in this 10-KSB.

     Since its founding in 1983, the Company, Alcan, DuPont, the U.S. Government, Kanematsu and other business partners have expended significant funds on research and development of the Company's technology and related patent strategy. The funds provided for such expenditures have been expensed by the Company and, accordingly, are not reflected as assets on the Company's consolidated balance sheet. However, the Company believes that these expenditures have added significant value to the LANXIDE (TM) technology and to the Company. As a result of the successful development of its technology, the Company has generally been able to retain an ownership interest in the various commercial ventures in exchange for licensing its technology to such ventures.

     Initially, the Company's business strategy was to develop and commercialize its technology and products through individual subsidiary businesses and selective market-focused commercial ventures and partnerships utilizing its own resources, those of world-class industrial partners and contract funding from the U.S. Government. In furtherance thereof, during 1994, three new businesses focused on specific product areas being developed by the Company were added to the Company's portfolio of commercial ventures, with the Company responsible for the funding of each.

     During 1995, the Company continued to experience larger-than-anticipated losses, and the increasing cash demands placed on the Company from both its new businesses and more established commercial ventures made it increasingly apparent to the Company that a fundamental change in strategy was required. The Company took steps to reduce demands for capital through a number of different actions, including the reduction of its work force, the discontinuance of two of its commercial ventures, the sale of one of its subsidiaries and the sale of a majority interest in three of its other subsidiaries.

     Simultaneous with these actions, the Company embarked on a program to license its technology in certain specific market sectors by product and geography in order to generate immediate cash for the Company. Since implementing this strategy, the Company consummated license agreements with A.P. Green, Waupaca, (which license agreement was canceled by Waupaca effective March 31, 1997), Sturm Ruger, Brembo and AKN which generated initial license fees, as well as future license fees and royalties which are subject to certain termination clauses. In addition, the Company entered into two license agreements pursuant to the sale of two wholly-owned subsidiaries and converted its joint venture with Nihon into a license and royalty arrangement.


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

     Significant Customers; Commercial Relationships With the U.S. Government

     The Company's significant revenue sources consist primarily of (i) technology licensing revenues; (ii) U.S. Government contract funding; (iii) revenues from a brake component development agreement between the Company and Nihon; (iv) product development revenues received from unconsolidated commercial ventures; and (v) sales revenues of consolidated subsidiaries of the Company.

     The U.S. Government is a significant customer of the Company. Contract revenues received from the Government amounted to $3,338,000 and $2,865,000 for the years ended September 30, 1996 and 1995, respectively. Currently, the Company has nine government contracts totaling $5,167,000 of which $3,089,000 has been billed through September 30, 1996. The Company anticipates revenues of $1,525,000 in 1997 associated with these government contracts. These contracts may be terminated at the convenience of the government upon written notice to the Company. Termination of these contracts would adversely affect the Company.

     Commercial Relationships With DuPont

     Since 1987, the Company and DuPont have formed three commercial joint ventures -- Lanxide Electronic Components, Inc. (LEC), Lanxide Armor Company, L.P. (LAC) and Du Pont Lanxide Composites, L.P. (DLC).

     On June 28, 1996, the Company purchased DuPont's remaining ownership interests in LAC and LEC and sold a portion of its interest in DLC to DuPont (the Ownership Change). LAC and LEC are now owned 100% by the Company while its ownership interest in DLC has been reduced to 10%. The Company recognized a net gain of $6,388,000 from this transaction. Concomitant with the purchase, LAC was merged into the company's wholly-owned subsidiary, Lanxide Armor Products, Inc. (LAP), with LAP the surviving entity.

The ownership interests of these commercial ventures prior to and following the Ownership Change are as follows:

               Lanxide-Ownership        DuPont-Ownership
               -----------------        ----------------
               Before      After        Before     After
     LEC         80%       100%          20%         0%
     LAC         27%       100%          73%         0%
     DLC         30%        10%          70%        90%


     DuPont is required to provide 100% of the funding requirements of DLC through 1999, after which funding will be based on ownership interest. If either DuPont or the Company fails to meet future funding obligations, its respective ownership interest will be diluted if such funding obligations are met by the other owner.

     LAP, LEC and DLC sublease space from the Company primarily in the Marrows Road manufacturing facility. Also, the Company provides accounting, purchasing, payroll and human resource services to these ventures. Amounts received by the Company from unconsolidated affiliates for administrative and facilities costs and services are reflected as a reduction to selling, general and administrative expense, which totaled $2,094,000 and $1,417,000 for the years ended September 30, 1996 and 1995, respectively. On March 28, 1996, the Company sold its Marrows Road manufacturing facility to QRS-12, Inc. as part of a sale and leaseback transaction. See "Liquidity and Capital Resources" below.

     These three commercial ventures also contract R&D services from the Company. Revenue received by the Company from unconsolidated affiliates is recorded as contract revenue, which totaled $1,347,000 and $1,066,000 for the years ended September 30, 1996 and 1995, respectively.

     Percentage Relationship to Net Revenues

     The following table sets forth the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations for the periods presented:

                                                 Year-ended September 30,
                                                 ------------------------
                                                     1996        1995
                                                     ----        ----
Revenues                                             100%        100%
Operating costs:
  Cost of sales                                      (31)        (51)
  Research and development contract costs            (20)        (30)
  Research and development                           (34)        (46)
  Selling, general and administrative                (38)        (79)
Minority allocation of operating loss                  3          15
Equity in net loss of unconsolidated affiliates       (5)        (14)
Interest expense                                     (10)        (12)
Gain on sale of subsidiaries                          40
Loss on sale of assets of subsidiary                             (18)
Other income                                           4           5
Income tax expense                                    (1)
                                                    -----       -----
Net income (loss)                                      8        (130)


Year ended September 30, 1996 compared to Year ended September 30, 1995

     The Company recorded net income of $1,573,000 on revenues of $18,609,000 during the year ended September 30, 1996, as compared to a net loss of $22,717,000 on revenues of $17,523,000 during the year ended September 30, 1995. The Company's revenue was generated primarily from licensing revenues, product sales, and research and development contracts as discussed in greater detail below.

     The Company's net income of $1,573,000 for the year ended September 30, 1996 as compared to a $22,717,000 loss for the prior period was primarily a result of the following factors:

     (1)   1996 license fees of $6,630,000 versus $2,000,000 in 1995.

     (2) A gain of $6,388,000 associated with the sale of a DuPont commercial joint venture (DLC) on June 28, 1996.

     (3) A gain of $1,125,000 associated with the sale of Lanxide Precision, Inc. (LPI) on May 25, 1995 to LNX Acquisition Company. The gain had been deferred until June 4, 1996, when final payment on the sale was received.

     (4) A 20% reduction in the Company's work force during the second quarter of fiscal year 1995.
     (5) A reduction in losses attributable to its commercial ventures because of the following events:

           (A) During the second quarter of fiscal year 1995, the Company discontinued the Lanxide Sports International, Inc. and Lanxide Surgical Devices Company commercial ventures.

           (B)  The sale of LPI as noted above.

           (C) In June 1995, the Company sold 85% of the business of Alanx Products, Inc. (Alanx) to Alanx Wear Solutions and recorded a loss of $3,058,000 on the sale.

           (D) In December 1995, the Company sold its majority ownership in Lanxide ThermoComposites, Inc. (Lanxide Thermo) to A.P. Green.

           (E) A decrease in losses at Lanxide K.K. due to cost reduction efforts.

     The Company believes these factors and the significant restructuring of the Company in the past year will continue to have a favorable impact on future operations. However, the above events will be partially offset in future periods due to the consolidation of the full operations of LAP and LEC as a result of the Ownership Change.

     Net Sales and Cost of Sales

     Consolidated sales decreased 31% to $6,464,000 from $9,393,000 and cost of sales decreased 36% to $5,706,000 from $8,975,000 compared to the prior period. These decreases are primarily due to the sale of LPI and Alanx in fiscal 1995. Partially offsetting this decrease is the consolidation of LEC starting on June 30, 1995, at which time the Company increased its ownership interest in LEC to 80%.

     Licensing Revenue

     Licensing revenue of $6,630,000 and $2,000,000 during the years ended September 30, 1996 and 1995, respectively, relates to the following license agreements:

                                  (Dollars in thousands)

                                 Years ended September 30,
                                 -------------------------
                                   1996             1995
                                   ----             ----
            Waupaca           $   2,000        $   2,000
            A.P. Green              750             ---
            Brembo                  800             ---
            Sturm Ruger           1,000             ---
            Nihon                 2,080             ---
                              ---------        ---------
                              $   6,630        $   2,000
                              =========        =========

     The Waupaca license is in the area of automotive brake system components and certain agricultural machine wear components. On December 6, 1996, Waupaca notified the Company that it will not exercise its right under the agreement to extend its license beyond March 31, 1997. Waupaca indicated that it viewed its rate of market penetration with the new technology as insufficient in light of large demands for investment in Waupaca's expanding cast iron business.

     Pursuant to the A.P. Green license agreement, A.P. Green has the exclusive and perpetual right to use LANXIDE(TM) technology to make, use and sell industrial refractories, other than those employed in the ferrous metal industry, worldwide except for Japan. Subject to its unilateral right to terminate this license, A.P. Green is required to make the following additional payments totaling $1,050,000 over the next two years: $250,000 in April 1997; $300,000 in July 1997; and $500,000 in January 1998. A.P. Green
will also pay to the Company royalties on annual sales of products manufactured and sold under the license.

     The Brembo license agreement is in the area of automotive brake rotors and drums for motor vehicles. Subject to its unilateral right to terminate the license, Brembo is required to make the following additional payments totaling $1,200,000 over the next year: $400,000 in December 1996; $400,000 in June 1997; and $400,000 in December 1997. In addition, the license agreement includes royalty payments on the sale of licensed products. A minimum royalty payment of $250,000 is applicable for years three through six of the license agreement.

     Pursuant to the Sturm Ruger license agreement, which grants Sturm Ruger the right to produce and sell certain sporting goods components outside of Japan, the Company received an initial license fee of $1,000,000 in April 1995. The initial license agreement granted Sturm Ruger a one-year option to terminate the license and be repaid the $1,000,000 by the Company in the form of either cash or common stock at the Company's option. As a result, the Company deferred recognition of the license fee revenue in fiscal 1995. In January 1996, the Company and Sturm Ruger signed a new license agreement which grants the licensee some additional product rights to certain sporting goods components outside of Japan. In consideration for the expanded license, Sturm Ruger waived its one-year option to terminate the license. Thus, the original deferred amount of $1,000,000 was recorded as revenue during the second quarter of fiscal year 1996. The license agreement includes a royalty to the Company on the sale of licensed products.

     In June 1995, Alanx sold substantially all of its assets to Alanx Wear Solutions (Alanx Wear). Under the terms of the sale, Alanx received an initial 15% common stock interest in Alanx Wear and a royalty bearing license on sales.

     In May 1995, the Company sold all of its stock ownership in LPI, a wholly-owned subsidiary. The sale converted the existing license agreement with LPI to a royalty bearing license on sales of composite materials and components.

     On March 28, 1996, Lanxide K.K. sold its remaining 50% ownership interest in Celanx K.K. to Nihon effectively giving Nihon sole ownership of the license to manufacture, market and sell precision instruments in Japan. As consideration for its interest in Celanx K.K., Lanxide K.K. will receive ongoing royalties from precision instrument sales generated by Celanx K.K. Concurrent with this sale, Lanxide K.K. reacquired its wear products license from Celanx K.K. As a result of this transaction, Lanxide K.K. recognized the remaining $2,826,000 deferred gain (net of its investment in Celanx K.K.) associated with the 1994 sale of 50% of its ownership in Celanx K.K. to Nihon, of which, $2,080,000 is recorded as license revenue.

     Although not affecting the periods presented, the Company signed a non-exclusive license agreement with AKN in October 1996 for the manufacture, use and sale of brake components in Southeast Asia and Oceania. AKN is a newly created joint venture of three global companies headquartered in Japan:
Akebono Brake Industry Co., Ltd (Akebono); Nihon; and Kanematsu. The joint venture is also licensed by the Company's Japanese affiliate, Lanxide K.K., for the manufacture, use and sale of brake products in Japan. Under the agreement, AKN was required to make an initial license payment of $4,000,000 to the Company in November 1996. The proceeds were used to repurchase the $4,000,000 of Alanx preferred stock held by Nihon (See Note 2 to the Company's Consolidated Financial Statements included in this Form 10-KSB).
In addition, AKN is required to make payments totaling $4,000,000 to Lanxide K.K., payable in four equal installments due on November 15, 1996, December 31, 1996, June 30, 1997 and December 31, 1997. The license also requires AKN to pay a royalty on all sales of licensed products. The agreement grants AKN the option to execute an exclusive manufacturing license in Southeast Asia and Oceania for an additional $4,000,000. This option expires in September 1997 and payment is due no later that September 1998. A separate agreement between Akebono, Nihon and the Company provides for a joint development program whereby the Company will be reimbursed $4,000,000 for development work performed over a two year period.

     The Company expects to continue to license its technology in certain specific market sectors by product and geography. Although the Company will, subject to the availability of capital, continue to commercialize products using the LANXIDE (TM) technology through its wholly or partially owned ventures, the Company plans to seek advantageous licensing arrangements with third parties which have the ability to commercialize products in those areas where there are significant barriers to entry (i.e., substantial up-front costs or the need for a substantial industry presence or where LANXIDE (TM) technology provides only a portion of the necessary solution).

     Contract Revenue and Contract Costs

     Research and development contract revenue decreased $615,000, from $6,130,000 to $5,515,000, and contract costs decreased $1,576,000, from
$5,313,000 to $3,737,000, compared to the prior period. The decreases were primarily the result of the June 1995 ownership changes in LEC and LAC which resulted in the consolidation of LEC and the deconsolidation of LAC.

     Partially offsetting these decreases was the work performed in support of a brake component development agreement with Nihon, including the amortization of equipment purchased under the contract. Under this agreement, Nihon and the Company funded $3,000,000 and $1,000,000, respectively, of development costs. In addition, government contract revenue increased during fiscal year 1996.

     Research and Development Costs

     R&D spending decreased by $1,862,000, from $8,101,000 to $6,239,000, for the periods presented. This decrease is primarily attributable to the Company's emphasis on reducing its expenses associated with the parent company and its subsidiaries. Such expense reductions include the previously mentioned 20% work force reduction in March 1995, the discontinuance of two of its commercial ventures, the sale of one of its subsidiaries and the sale of a majority interest in two of its other subsidiaries. The decrease also reflects the fact that LAC was not consolidated for the period July 1995 through June 1996 due to the Company's 27% ownership interest during that period.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $6,739,000, from $13,869,000 to $7,130,000, over the prior period, principally for the same reasons cited above for the R&D cost reduction.

     Included in selling, general and administrative expenses are reimbursements of $2,094,000 and $1,417,000 for 1996 and 1995, respectively, received from unconsolidated affiliates for administrative and facilities costs and services.

     Minority Allocation of Operating Loss

     Minority allocation of operating loss decreased 82% from $2,664,000 to $487,000. The decrease is mainly attributable to two factors:

        (1) Lanxide K.K. recorded a $4,447,000 operating loss improvement of which 35%, or $1,556,000, was allocated to the minority owner.

        (2) Due to the June 1995 decrease in the Company's ownership in LAC to 27%, LAC was not consolidated into the Company's operations from July 1995 through June 1996. In fiscal year 1995, $782,000 in operating loss was allocated to LAC's minority owner.

     Equity in Net Loss of Unconsolidated Affiliates

     The equity in net loss of unconsolidated affiliates decreased $1,547,000 from $2,532,000 to $985,000. This decrease was mainly due to consolidation of LEC and deconsolidation of LAC for the period July 1995 to June 1996. Also, the 1995 period included significant costs associated with the start up of the Celanx K.K. commercialization venture as well as a $428,000 charge associated with the cost of acquired licensing rights from LEC.

     Interest Expense

     Interest expense decreased 12%, from $2,067,000 to $1,811,000, compared to the prior period. This decrease was principally attributable to the prepayment of the $4,100,000 mortgage associated with the sale of the Marrows Road facility in March 1996. The decrease was partially offset by the draw-down of the remaining $6,000,000 of the $10,000,000 Kanematsu line of credit during the first half of fiscal year 1995.

     Gain on Sale of Subsidiaries

     The $7,513,000 gain on the sale of subsidiaries for the period ended September 30, 1996, reflects the gain of $6,388,000 on the sale of a DuPont commercial joint venture as previously described, as well as a $1,125,000 gain on the sale of LPI.

     Loss on Sale of Assets of Subsidiary

     The loss of $3,058,000 recorded in the period ended September 30, 1995, is a result of the sale of substantially all of the assets of Alanx Products, Inc., a wholly-owned subsidiary of the Company, to Alanx Wear Solutions.

     Other Income

     Other income decreased $280,000 from $1,011,000 to $731,000 compared to the prior period. The difference represents the amortization of a deferred gain in 1995 associated with the 1994 sale by Lanxide K.K. of a 50% interest in a wholly-owned subsidiary. The recognition ended in 1996 when the remaining 50% was sold and the venture was converted into a licensing arrangement.

     Income Tax Expense

     In 1996, the $159,000 in income tax expense reflects taxes of $80,000 withheld on foreign source income and federal income tax of $79,000.
Although the Company has substantial net operating loss carryforwards, the amount of carryforwards which are able to be utilized in any one year are limited by the alternative minimum tax (AMT). Any tax paid under the AMT constitutes a future tax credit and can be carried forward indefinitely to offset federal tax after the Company has utilized all available net operating loss carryforwards. The net operating loss carryforwards expire in varying amounts through the year 2010.


Liquidity and Capital Resources

     Since its inception, the Company has financed its working capital and capital expenditure requirements with the proceeds from the sale of stock, borrowings, product sales, research and development contracts and, more recently, technology licensing revenues. The Company had working capital of $4,367,000 at September 30, 1996, as compared to $672,000 at September 30, 1995. The consolidated cash balance at September 30, 1996 was $3,458,000 (including $2,167,000 held by a subsidiary company which is unavailable to the Company for general corporate purposes). See Note 1 to the Company's Consolidated Financial Statements included in this 10-KSB.

     At September 30, 1996, the Company had no significant commitments to purchase capital equipment. However, the Company has a $99,000 obligation on previously purchased capital equipment that contains payment terms of approximately $33,000 per quarter.

     During fiscal 1996, the Company completed two significant financing transactions:

        (1) On November 14, 1995, the Company completed its recapitalization plan. Pursuant to that plan, stockholders subscribed for 850,117 shares of the Company's Common Stock at $4.50 per share, providing aggregate gross proceeds of $3,800,000.
        (2) On March 28, 1996, the Company consummated the sale and leaseback of its facility located on Marrows Road. This transaction generated $3,300,000 after prepayment of a $4,100,000 mortgage on the facility and payment of associated fees and closing costs. Concurrent with the sale, the Company entered into a noncancelable twenty-year operating lease with the Buyer with renewal options for another 20 years. The lease terms require prepaid quarterly payments of $244,000 with inflation adjustments every five years.

     In March 1995, the Company implemented a licensing strategy and has since signed five technology licensing agreements which provide funds for the continuing operations of the Company. Although Waupaca has subsequently declined to exercise its right to renew its license beyond March 31, 1997, the other license agreements form a financial base to cover a portion of the Company's operating expenses in 1997 and beyond. License agreements which are in place but some of which are subject to cancellation by the licensee have provided and will provide the following funds in addition to various royalty provisions:

                                 License Agreements
                               (Dollars in millions)
                      1995     1996     1997     1998     1999
                      ----     ----     ----     ----     ----
     A.P. Green         -       0.8      0.6      0.5       -
     Brembo             -       0.8      0.8      0.4      0.3
     Sturm Ruger       1.0       -        -        -        -
     AKN                -        -       7.0      1.0       -


     Of the $8.0 million to be received under the AKN license, $4.0 million will be paid directly to Lanxide K.K. and is expected to be used by that subsidiary in the conduct of its business. Additionally, the Waupaca license provided $2.0 million in each of 1996 and 1995.

     The Company has been engaged in discussions with a number of industrial entities in the United States, Europe and Asia regarding the potential licensing of the Company's technology to such entities for up-front fees and ongoing royalty payments. These discussions include the potential licensing of automotive brake components in North America that was previously held by Waupaca. However, no assurance can be given that any of these discussions will lead to the licensing of the Company's technology to any of these entities.

     In addition to funding its own operations, the Company has funding responsibility for its wholly-owned subsidiaries, LEC, LAP and Lanxide Performance Materials, Inc (LPM). The Company anticipates the funding requirements for these commercial ventures to be approximately $2,500,000 over the next year.

     The Company has a $6,000,000 revolving credit and term note with PNC Bank, Delaware, guaranteed by DuPont, under which all available amounts have been drawn. The note bears interest at the prime rate and is payable in installments beginning in March 1997 and maturing in March 2000. The Company also has a $10,000,000 secured revolving credit and time note with Kanematsu under which all available amounts have been drawn. This note bears interest at 2% above LIBOR and matures in full in December 1998. As of September 30, 1996, LPM has drawn $1.0 million of a $1.5 million line of credit the terms of which are described in greater detail below (see The Merger). Principal payments due on the outstanding indebtedness are as follows:

           Fiscal Year Ended      Principal Payments
           -----------------      ------------------
                                (Dollars in thousands)
               1997                  $   1,273
               1998                      2,000
               1999                     12,100
               2000                      1,600
                                      --------
               Total                  $ 16,973
                                      ========

No assurance can be given that the Company will be able to make these payments when they become due.

     The terms of the agreements relating to (i) the loan from Kanematsu and
(ii) the lease with QRS 12-16, Inc. as Landlord for the Marrows Road facility currently prohibit the Company from incurring additional indebtedness other than in connection with the operation of its subsidiaries.

     The Merger

     On November 13, 1996, the Company executed the Merger Agreement under which the Company would become a wholly-owned subsidiary of Commodore and the Company's shareholders would become Commodore shareholders. See Note 14 to the Company's Consolidated Financial Statements included in this Form 10-KSB. Consummation of the Merger is conditioned upon several events including a public offering of Commodore simultaneous with the Merger with gross proceeds of at least $50.0 million and approval of a majority of the shareholders of both companies. The Company and Commodore have targeted completion of the Merger by March 1997.

     In August 1996, in order to provide the Company with temporary liquidity by freeing up working capital which the Company had tied up in one of its subsidiaries, Lanxide Performance Materials, Inc. (LPM), Commodore Applied Technologies (Applied), a subsidiary of Commodore, extended a $1,500,000 line of credit to LPM. The line of credit is guaranteed by the Company and secured by the assets of LPM, excluding its proprietary technology. The principal balance outstanding will be due on the earlier of completion of the Merger or February 28, 1998 and bears interest at Citibank N.A.'s prime rate of interest. As additional consideration for the line of credit, the Company, through its affiliate, Lanxide Technology Company L.P., granted to Applied an exclusive worldwide (other than Japan) license for the use of Lanxide technology in process reactor vessels for decontamination, remediation, neutralization, separation and destruction of (i) soils and substrates contaminated with PCBs and other halogenated substances, (ii) PCBs and other halogenated substances in their unmixed form, (iii) other materials and substances subjected to Applied's SET process, (iv) low level nuclear waste, radionuclides and other radioactive matter, and (v) ordnance, chemical weapons and related materials.

     In September 1996, Commodore also agreed to provide LPM a line of credit to be funded at the request of LPM between November 1996 and March 1997 to fund working capital deficiencies of LPM on a temporary basis in an amount not to exceed $3,000,000. Commodore's obligation to lend such funds to LPM is subject to a number of conditions, including review by Commodore of the proposed use of such funds by LPM. Such line of credit matures on the earlier of February 28, 1998, or termination of the Merger solely as a result of either (i) the failure or refusal of the Company to comply with its various covenants and agreements contained in the Merger Agreement, or (ii) the Company's unsolicited receipt of a preemptive offer from an unaffiliated third party to purchase all or substantially all of the assets or securities of the Company which the Company's Board of Directors, in the exercise of their fiduciary duties to the Company's stockholders, elects to accept. This financing availability, together with the anticipated support from the Company's licensing activity, should be sufficient to meet the capital needs of the Company through March 1997. In the event that the Merger is not consummated by that time, the Company may be required to seek alternative financing arrangements to fund its liquidity needs. There can be no assurance, however, that the Company will be successful in entering into any requisite financing arrangements or that such arrangements would meet the Company's needs. Further there can be no assurance that the Merger will be consummated in March 1997 or at all.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Report of Independent Accountants


To the Board of Directors and Shareholders
Lanxide Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Lanxide Corporation and its majority-owned affiliates at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our respon-sibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and signifi-cant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company's principal business activities are research, development and commercialization of its proprietary technology. The Company's significant continuing investment in product development and commercialization activities has resulted in recurring losses from operations and the resultant shareholders' deficit. Furthermore, the Company needs significant additional financing to fund its ongoing business operations. These factors rasie substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICE WATERHOUSE LLP


Philadelphia, Pennsylvania
December 20, 1996




                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Accountants                              26

Audited Financial Statements and
Unaudited Interim Financial Statements

     Consolidated Balance Sheet
     at September 30, 1996 and 1995                            28

     Consolidated Statement of Operations
     for the years ended
     September 30, 1996, and 1995                              29

     Consolidated Statement of Shareholders' Equity
     (Deficit) for the years ended
     September 30, 1996 and 1995                               30

     Consolidated Statement of Cash Flows
     for the years ended
     September 30, 1996 and 1995                               31

Notes to Consolidated Financial Statements                     32






                                                  LANXIDE CORPORATION
                                               CONSOLIDATED BALANCE SHEET
                                      (Dollars in thousands, except per share data)
                                                                                                         September 30,
Assets                                                                                                 1996            1995
                                                                                                       ----            ----
Cash and cash equivalents, including amounts restricted for use
     by majority-owned affiliates (Note 1)                                                      $     3,458     $     5,212
Accounts receivable - Trade                                                                           3,065           1,331
Other receivable (Note 2)                                                                                             1,250
Inventories                                                                                           1,942           1,475
Other current assets                                                                                    456             150
                                                                                                -----------     -----------
  Total current assets                                                                                8,921           9,418
Property and equipment, net (Note 3)                                                                 10,408          14,837
Investment in affiliates                                                                                377           2,499
Other assets                                                                                            454           1,266
                                                                                                -----------     -----------
                                                                                                $    20,160     $    28,020
                                                                                                ===========     ===========
Liabilities and Shareholders' Equity (Deficit)
Current portion of long-term debt (Note 8)                                                      $     1,273     $       904
Accounts payable and accrued expenses                                                                 2,867           3,102
Deferred revenue                                                                                        414           3,810
Payable to affiliate                                                                                                    930
                                                                                                -----------     -----------
  Total current liabilities                                                                           4,554           8,746

Long-term debt (Note 8)                                                                              15,700          19,803
Deferred credit (Note 1)                                                                                354           3,465
Deferred compensation                                                                                 1,230           1,097
                                                                                                -----------     -----------
                                                                                                     21,838          33,111
                                                                                                -----------     -----------
Minority interest in consolidated affiliates, including Redeemable Preferred Stock
      issued by affiliates (Note 2)                                                                   6,005           8,290
Commitments and contingencies (Note 13)
Redeemable Series C preferred stock (aggregate liquidation value, $1,459);
      145,900 shares issued and outstanding (Note 10)                                                                 1,459
Redeemable Series E preferred stock (aggregate liquidation value, $261);
       26,100 shares issued and outstanding (Note 10)                                                   213
                                                                                                -----------     -----------
Shareholders' equity (deficit) (Note 10)
   Old preferred Stock 10,000,000 shares authorized
       Series A preferred stock (aggregate liquidation value, $30,000) $.01 par value;
       3,000,000 shares issued and outstanding                                                                           30
       Series B preferred stock (aggregate liquidation value, $433) $.01 par value;
        4,325,507 shares issued and outstanding                                                                          43
   Old Common stock $.01 par value, 50,000,000 shares authorized:
        10,580,444 issued and outstanding                                                                               106
   Preferred stock 15,000,000 shares authorized
       Series A preferred stock (aggregate liquidation value, $88,733) $.01 par value;
       1,109,161 shares issued and outstanding                                                           11
   Common stock, $.01 par value, 25,000,000 shares authorized:                                           13
        1,325,595 issued and outstanding
   Additional paid-in capital                                                                       188,480         182,739
   Accumulated deficit                                                                             (197,626)       (199,153)
   Cumulative translation adjustment                                                                  1,226           1,395
                                                                                                ------------     -----------
      Shareholders' equity (deficit)                                                                 (7,896)        (14,840)
                                                                                                ------------    ------------
                                                                                                $    20,160     $    28,020
                                                                                                ============    ============

                                  The accompanying notes are an integral part of these financial statements.





                                               LANXIDE CORPORATION
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Amounts in thousands, except per-share data)

                                                                                   Year Ended September 30,
                                                                                      1996             1995
                                                                                      ----             ----
Revenue:
  Sales (Note 6)                                                               $     6,464      $     9,393
  Licensing revenue                                                                  6,630            2,000
  Research and development contract revenue (Note 7)                                 5,515            6,130
                                                                               -----------      -----------
                                                                                    18,609           17,523
Operating costs:                                                               -----------      -----------
  Cost of sales                                                                      5,706            8,975
  Research and development contract costs                                            3,737            5,313
  Research and development                                                           6,239            8,101
  Selling, general and administration (Note 7)                                       7,130           13,869
                                                                               -----------      -----------
                                                                                    22,812           36,258
                                                                               -----------      -----------
Loss from operations before minority allocation                                     (4,203)         (18,735)

Minority allocation of operating loss (Note 1)                                         487            2,664
                                                                               ------------      -----------
Loss from operations                                                                (3,716)         (16,071)

Equity in net loss of unconsolidated affiliates                                       (985)          (2,532)
Interest expense                                                                    (1,811)          (2,067)
Gain on sale of subsidiaries (Note 2)                                                7,513
Loss on sale of assets of subsidiary (Note 2)                                                        (3,058)
Other income                                                                           731            1,011
                                                                               ------------     ------------
Income (loss) before income taxes                                                    1,732          (22,717)
Income tax expense                                                                     159
                                                                               ------------     ------------
Net income (loss)                                                                    1,573          (22,717)

Dividends on mandatorily redeemable preferred stock                                    (45)             (19)
                                                                               ------------     ------------
Net income (loss) applicable to common shares                                  $     1,528      $   (22,736)
                                                                               ============     ============
Historical income (loss) per share
   Primary                                                                     $      0.34      $     (2.18)
   Fully diluted                                                               $      0.29      $     (2.18)

Proforma income per share
   Primary                                                                     $      0.77
   Fully diluted                                                               $      0.77

Historical average common shares outstanding
   Primary                                                                           4,517           10,443
   Fully diluted                                                                     5,328           10,443

Proforma average common shares outstanding
   Primary                                                                           1,986
   Fully diluted                                                                     1,986


                               The accompanying notes are an integral part of these financial statements.






                                                   LANXIDE CORPORATION
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                     (Dollars in thousands, except per share data)


                                                                   Series A               Series B
                                                               preferred stock         preferred stock          Common Stock
                                                               Number                  Number                  Number
                                                             of shares     Amount   of shares    Amount     of shares   Amount
                                                             ----------    ------   ---------    ------   ----------    ------
Balance, September 30, 1994                                   3,000,000    $  30    4,325,507    $  43    10,276,076    $ 104
Exercise of stock options                                                                                     15,200
Deferred compensation amortization
Exchange of Common Stock (see Note 2)                                                                        110,962        1
Effect of Lanxide Armor deconsolidation (see Note 2)                                                          50,000
Issuance of stock to Hercules (see Note 2)                                                                   128,206        1
Cancellation of preferred stock subscriptions receivable
Translation adjustment
Net loss
                                                              ---------    -----    ---------     ----    ----------     ----
Balance, September 30, 1995                                   3,000,000       30    4,325,507       43    10,580,444      106
Conversion of Old Common Stock,
   Old Series A Preferred Stock and Old Series B
   Preferred Stock into New Series A Preferred
   Stock (see Note 10)                                       (1,888,339)     (19)  (4,325,507)     (43)  (10,580,444)    (106)
Issuance of Common Stock (see Note 10)                                                                       862,417        9
Conversion of Series C Preferred Stock into
   Common Stock (see Note 10)                                                                                331,679        3
Issuance of Common Stock Warrants (See Note 10 and 13)
Exercise of Series C Warrants (see Note 10)                                                                  133,333        1
Effect of Lanxide Armor consolidation (See Note 2)               (2,500)                                      (1,834)
Translation adjustment
Net Income
Preferred Stock Dividends (see Note 10)
                                                              ---------    -----    ---------    -----    ----------    -----
Balance, September 30, 1996                                   1,109,161    $  11            0    $   0     1,325,595    $  13
                                                              =========    =====    =========    =====    ==========    =====

                   The accompanying notes are an integral part of these financial statements.






                                                   LANXIDE CORPORATION
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                     (Dollars in thousands, except per share data)


                                                                                           Preferred
                                                                Additional                   stock                   Cumulative
                                                                 paid-in     Accumulated  subscriptions Unamortized  translation
                                                                 capital       deficit      receivable  compensation adjustment
                                                                ---------    -----------    ----------  ------------ -----------
Balance, September 30, 1994                                     $ 182,000    $ (176,436)    $  (60)    $  (103)    $  1,383
Exercise of stock options
Deferred compensation amortization                                                                         103
Exchange of Common Stock (see Note 2)                                 450
Effect of Lanxide Armor deconsolidation (see Note 2)                  350
Issuance of stock to Hercules (see Note 2)                             (1)
Cancellation of preferred stock subscriptions receivable              (60)                      60
Translation adjustment                                                                                                   12
Net loss                                                                        (22,717)
                                                                ----------    ----------    -------    --------      ------
Balance, September 30, 1995                                       182,739      (199,153)         0           0        1,395
Conversion of Old Common Stock,
   Old Series A Preferred Stock and Old Series B
   Preferred Stock into New Series A Preferred
   Stock (see Note 10)                                                168
Issuance of Common Stock (see Note 10)                              3,237
Conversion of Series C Preferred Stock into
   Common Stock (see Note 10)                                       1,490
Issuance of Common Stock Warrants (See Note 10 and 13)                260
Exercise of Series C Warrants (see Note 10)                           599
Effect of Lanxide Armor consolidation (See Note 2)                    (13)
Translation adjustment                                                                                                 (169)
Net Income                                                                        1,573
Preferred Stock Dividends (see Note 10)                                             (46)
                                                                ----------   -----------     ------     ------      --------
Balance, September 30, 1996                                     $ 188,480    $ (197,626)     $   0      $    0      $ 1,226
                                                                =========    ===========     ======     ======      ========

                     The accompanying notes are an integral part of these financial statements.





                                         LANXIDE CORPORATION
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Dollars in thousands)

                                                                                 Year Ended September 30,
                                                                                     1996          1995
                                                                                     ----          ----
Cash flows from operating activities:
Net income (loss)                                                              $   1,573    $   (22,717)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
 Depreciation and amortization                                                     1,627          2,488
 Minority allocation of operating loss and equity in net loss of
    unconsolidated affiliates                                                        498           (132)
 Gain on sale of subsidiaries                                                     (7,513)
 Loss on sale of assets of subsidiary                                                             3,058
 Changes in assets and liabilities, net of effects of acquisitions and changes in consolidated affiliates:
    (Increase) decrease in receivables                                            (1,442)         1,793
    Decrease (increase) in inventories                                                 2         (1,962)
    Decrease (increase) in other assets                                              701           (623)
    (Decrease) increase in accounts payable and accrued expenses                  (1,552)         1,821
    (Decrease) increase in deferred revenue and deferred credit                   (5,188)         1,036
    Increase in other liabilities                                                    116             96
                                                                               ----------     ----------
   Net cash used in operating activities                                         (11,178)       (15,142)
                                                                               ----------     ----------
Cash flows from investing activities:
 Capital additions                                                                  (671)        (4,114)
 Proceeds from sale of property and equipment                                      7,253
 Investment in unconsolidated affiliate                                                          (1,600)
 Proceeds from sale of investment in unconsolidated affiliate                      1,250            750
 Cash effect related to change in ownership of affiliates                            864            542
                                                                               ----------     ----------
   Net cash provided by (used in) investing activities                             8,696         (4,422)
                                                                               ----------     ----------
Cash flows from financing activities:
 Issuance of common stock                                                          3,812
 Proceeds from preferred stock, net                                                  331          1,459
 Retirement of preferred stock                                                       (70)
 Preferred stock dividends paid                                                       (1)
 Capital contributions to consolidated affiliates by commercial
     venture partners                                                                             4,841
 Proceeds from issuance of debt obligations                                        1,257          8,423
 Repayment of debt obligations                                                    (4,341)        (1,412)
                                                                               ----------     ----------
   Net cash provided by financing activities                                         988         13,311
                                                                               ----------     ----------
Effect of exchange rate translations                                                (260)            12
                                                                               ----------     ----------
Net decrease                                                                      (1,754)        (6,241)

Cash and cash equivalents, beginning of period                                     5,212         11,453
                                                                               ----------     ----------
Cash and cash equivalents, end of period                                       $   3,458      $   5,212
                                                                               =========      =========
Cash paid for interest                                                         $   1,731      $   1,919


See notes 2 and 8 for noncash financing activities.

                   The accompanying notes are an integral part of these financial statements.



LANXIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS,
         SIGNIFICANT ACCOUNTING POLICIES
         AND LIQUIDITY:

  Organization and business:

Lanxide Corporation (the Company) is engaged in the research, development and commercialization of a new class of proprietary materials called
LANXIDE (TM) reinforced ceramics and metals and CERASET (TM) ceramers (collectively LANXIDE (TM) technology). The Company develops and commercializes LANXIDE (TM) technology using its own resources as well as the resources of a select number of industrial and financial partners through the formation of commercial ventures. In 1995, the Company began receiving fees for licensing its technology in certain specific market sectors by product and geography.

During 1996 and 1995, the Company's ownership interest in certain commercial ventures changed, resulting in differences in the composition of the Company between years (see Note 2 ).

  Significant accounting policies:

Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned affiliates. Transactions with majority-owned affiliates are eliminated in consolidation.

Investment in affiliates - consists of the Company's investment in affiliates which are less than or equal to fifty percent owned. The equity method of accounting is used for affiliates for which ownership is between twenty and fifty percent. Affiliates for which ownership is less than twenty percent are recorded at cost.

Minority allocation of operating loss - Operating losses funded by minority owners (see Note 2) of the Company's consolidated affiliates are allocated to such owners, pursuant to certain agreements between the Company and its commercial venture partners.

Inventories - Inventories are valued at the lower of cost (primarily average cost) or market and consist of the following:


                                           (Dollars in thousands)
                                             1996          1995
                                             ----          ----
     Raw materials and supplies           $ 1,046      $    581
     Work in process                          817           754
     Finished goods                            79           140
                                          -------       -------
                                          $ 1,942       $ 1,475
                                          =======       =======

Property and equipment - Property and equipment are carried at cost, and depreciation is computed using the straight-line method over estimated useful asset lives. Maintenance and repair costs are expensed as incurred; significant renewals and betterments are capitalized.

Sales and research and development contract revenue recognition - Sales are recognized as products are shipped and, for certain other contracts, using the percentage-of-completion method of accounting. Certain sales include charges to customers for materials, process and prototype development, and applications engineering required to fulfill product specifications. Research and development contract revenue is recognized as services are provided.

Licensing revenue - Represents amounts earned by the Company from licensing its technology by product and geographic area and is recognized as revenue when the Company fulfills its obligation under the applicable license agreement.

Deferred credit - The deferred credit at September 30, 1996, consists of the deferred gain on the sale and subsequent leaseback of the Marrows Road facility (see Note 3). The deferred credit at September 30, 1995, consists of the deferred gain on the sale by Lanxide K.K. of a 50% interest in Celanx K.K. (see Note 2 - Transactions with Nihon Cement).

Research and development - Research and development costs are expensed as incurred.

Translation of foreign currency - The financial position and results of operations of Lanxide K.K., the Company's majority-owned Japanese affiliate, are measured using Japanese yen as the functional currency. Revenues and expenses of such affiliate have been translated at the average exchange rate. Assets and liabilities have been translated at the year-end rate of exchange. Translation gains and losses are being deferred as a separate component of shareholders' equity.

Cash and cash equivalents - Included in the cash balances at September 30, 1996 and 1995 are $2.2 and $4.8 million, respectively, held by subsidiary company(s) which amounts are not available to the Company. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents of $2.2 million and $4.5 million at September 30, 1996, and 1995, respectively, were held and invested on a short-term basis by a finance subsidiary of Kanematsu on behalf of Lanxide K.K. (see Note 2). A significant portion of Lanxide K.K.'s operations consists of product development and engineering services performed by the Company, which amounted to approximately $.7 million and $1.7 million during fiscal years 1996 and 1995, respectively.

Earnings per share - Historical net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. On November 14, 1995, the Company completed its Recapitalization Plan (see Note 10) and the number of common shares outstanding was significantly reduced. Accordingly, the computation of historical weighted average common shares outstanding reflects this recapitalization.

Proforma net income per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding from the completion of the Recapitalization Plan (as if such recapitalization occurred at October 1, 1995).

During the year ended September 30, 1995, all potential dilutive securities have an anti-dilutive effect on the loss per share and therefore, have not been used in determining the total weighted average number of common shares outstanding.


   For the Year ended September 30, 1996:
                                                              Primary Average Common    Fully Diluted Average
                                                                Shares Outstanding    Common Shares Outstanding
                Historical                                      ------------------    -------------------------
                ----------
Prior to Recapitalization (12.5% of Weighted Average)
Common Shares Outstanding                                             10,584,444             10,584,444
Assuming the conversion of convertible preferred stock                11,651,014             18,135,452
                                                                      ----------             ----------
                                                                      22,235,458             28,719,896
                                                                      ==========             ==========
After Recapitalization (87.5% of Weighted Average)
Common Shares Outstanding                                              1,227,423              1,227,423
Assuming exercise of options and warrants                                513,301                513,301
Assuming purchase of shares with proceeds of options and warrants       (168,339)              (168,339)
Assuming the conversion of convertible preferred stock                   413,203                413,203
                                                                      ----------             ----------
                                                                       1,985,588              1,985,588
                                                                      ----------             ----------
Weighted average common shares                                         4,516,822              5,327,376
                                                                      ==========             ==========

                                                               Primary Average Common    Fully Diluted Average
                                                                 Shares Outstanding   Common Shares Outstanding
                Proforma                                         ------------------   -------------------------
                --------
Common Shares Outstanding                                              1,227,423              1,227,423
Assuming exercise of options and warrants                                513,301                513,301
Assuming purchase of shares with proceeds of options and warrants       (168,339)              (168,339)
Assuming the conversion of convertible preferred stock                   413,203                413,203
                                                                      ----------             ----------
Weighted average common shares                                         1,985,588              1,985,588
                                                                      ==========             ==========

Reclassifications - Certain reclassifications have been made to 1995 balances in order to conform with the 1996 presentation.

Liquidity - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has significant ongoing investment in product development and commercialization activities and has incurred losses prior to fiscal 1996.

On November 14, 1996 the Company entered into a merger agreement (the Merger) under which the Company will become a wholly-owned subsidiary of Commodore Environmental Services, Inc. (Commodore) and the Company's shareholders will become Commodore shareholders (see Note 14). The Merger is conditional upon several events including a public offering of Commodore simultaneous with the Merger with gross proceeds of at least $50.0 million. The Company and Commodore have targeted completion of the Merger for March 1997.

In order to provide the Company with temporary liquidity, in August 1996, Commodore Applied Technologies, Inc. (Applied), a subsidiary of Commodore, extended a line of credit of up to $1.5 million to one of the Company's subsidiaries, Lanxide Performance Materials, Inc. (LPM)(see Note 8).

In September 1996, Commodore also agreed to provide LPM an additional line of credit to be funded at the request of LPM between November 1996 and March 1997 to fund working capital deficiencies of LPM on a temporary basis and in an amount not to exceed $3.0 million (see Note 8). This financing availability, together with the anticipated support from the Company's licensing activity, should be sufficient to meet the capital needs of the Company through at least March 1997. There is no assurance the Company can continue to obtain the necessary capital needed to fund its ongoing operations beyond this point. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from estimates.


NOTE 2 - TRANSACTIONS WITH COMMERCIAL
         VENTURE PARTNERS:

  Transactions with DuPont:

The Company was a party to three commercial venture agreements with E. I. DuPont de Nemours & Company (DuPont) to develop and commercialize four product areas.

In the first venture, the development and commercialization of armor products was conducted through Lanxide Armor Company, L.P. (LAC), a limited partnership in which Lanxide Armor Products, Inc. (LAP), a wholly-owned subsidiary, was the managing partner and had an initial 60% interest. All funding requirements in excess of initial capital contributions as contemplated in the agreements were determined annually and were generally funded based upon each partner's percentage interest. If a partner funded less than the amount required based upon its ownership interest, the partner's respective interest in the partnership was reduced in accordance with the terms of the agreements. Prior to June 30, 1995, the Company had funded less than the required amount and its ownership percentage was reduced to 57%. On June 30, 1995, the Company sold a 30% equity interest in LAC to DuPont which reduced its ownership percentage to 27%; however, on June 28, 1996, the Company purchased DuPont's entire interest in the venture and now owns 100% of this business. As a result of these transactions, the financial results of this venture are included in the consolidated financial statements effective June 28, 1996.

The second venture arrangement with DuPont, DuPont Lanxide Composites, L.P.
(DLC), was formed for the purpose of developing and commercializing heat exchangers, turbine engine components and certain aerospace components. In exchange for a 70% ownership interest, DuPont agreed to fund the venture up to specified amounts. In June 1993, the Company and DuPont amended the DLC venture arrangement whereby the Company expanded the license to include rocket engine components, and DuPont contributed all of its ceramic matrix composite business including its manufacturing facility to the venture. DuPont also agreed to provide solely for DLC's funding requirements through December 31, 1999, and the Company agreed to recognize DuPont as having fulfilled its prior funding commitments. Concurrent with the purchase of LAC on June 28, 1996, the Company sold a 20% interest in DLC to DuPont, reducing its ownership to 10%. The Company now accounts for DLC under the cost method of accounting.

In April 1990, Lanxide Electronic Components (LEC) became the third commercial venture with DuPont formed to develop and commercialize microelectronic products. For a 50% ownership interest, DuPont initially agreed to contribute to the venture up to an aggregate of $35.0 million of which $20.0 million was to fund capital assets and working capital and $15.0 million to fund operating costs. In April 1994, a revised agreement was signed and DuPont's funding obligation was reduced to amounts funded at the time of the revised agreement ($18.5 million) plus up to an additional $1.5 million in equipment and working capital requirements. The Company's funding obligation under the revised agreement was limited to $1.5 million in operating losses excluding depreciation. Concurrent with the sale of LAC on June 30, 1995, the Company purchased an additional 30% interest in LEC from DuPont raising its ownership percentage to 80%.

As part of the June 1996 purchase of LAC and the sale of certain ownership interests in DLC mentioned previously, the Company also purchased the remaining 20% of LEC from DuPont. The Company now owns 100% of the Common Stock of LEC, while DuPont owns 100% of the Preferred Stock. The Company recognized in 1996 a net gain of $6.4 million on these changes in ownership interests associated with the three DuPont ventures.

See Note 7 for related party disclosures.

  Transactions with Kanematsu:

In May 1992, the Company and Kanematsu Corporation (Kanematsu) entered into an agreement to commercialize products of Lanxide technology in Japan by the formation of a commercial venture, Lanxide K.K.

Lanxide K.K. is owned 65% by the Company and 35% by Kanematsu and has been granted an exclusive license to make, use, and sell products in Japan (other than products currently licensed on a worldwide basis to existing commercial ventures with DuPont), using LANXIDE (TM) technology. Funding for the venture in the amount of $20.0 million was provided by the Company and Kanematsu in proportion to their respective interests in the venture. Concurrent with the commercial venture agreement, Kanematsu agreed to purchase 943,750 shares of common stock of the Company for $13.0 million, such proceeds to be utilized by the Company to satisfy its funding commitment to Lanxide K.K. A significant portion of Lanxide K.K.'s operations consists of product development and engineering services provided by Lanxide. Kanematsu may exchange all, but not less than all, of its interest in Lanxide K.K. for additional shares of the Company's Common Stock for five years from the formation date of Lanxide K.K.

All shares of the Company's stock purchased by Kanematsu are held in a voting trust. The trustee of the voting trust is a member of the Company's management. Also, the Company agreed to pay a 5% commission on this $20.0 million transaction, payable when Kanematsu purchased the stock and made its contribution to Lanxide K.K.

In April 1994, Kanematsu agreed to provide the Company with a $10.0 million line of credit (see Note 8). Concurrent with Kanematsu providing the line of credit, the Company and Kanematsu agreed to revise the sharing of any royalties paid by Lanxide K.K., with Kanematsu receiving a larger percentage than previously agreed upon. The agreement also provides that Lanxide K.K. will purchase its raw materials from the Company.

  Transactions with Nihon Cement:

On November 30, 1993, Nihon Cement Co., Ltd. (Nihon) purchased 500,000 shares of Redeemable Convertible Preferred Stock in Alanx Products Inc. (Alanx) for $4.0 million. Nihon had the option to convert the preferred stock into common stock at any time prior to the first anniversary, November 30, 1994. Nihon elected not to convert and Alanx is obligated to redeem the preferred stock at the purchase price plus accrued but unpaid dividends ratably over a five year period beginning in November 1999. The cumulative dividends accrue at a rate of 6% per annum. The preferred stock is classified as a minority interest in the accompanying consolidated balance sheet. In connection with the AKN licensing agreement, the preferred stock will be redeemed in fiscal 1997 (see Note 14).

In January 1994, Lanxide K.K. formed a subsidiary, Celanx K.K., and contributed $3.6 million and a license to manufacture, market and sell wear and precision products in Japan. Subsequently, Lanxide K.K. sold 50% of its ownership in Celanx K.K. to Nihon in exchange for $5.7 million. Because Celanx K.K. was a development stage enterprise and Lanxide K.K. was committed to fund Celanx K.K. during the development period, the gain associated with the above transaction was deferred to be amortized over a 10 year period, or earlier upon completion of the development stage.

On March 28, 1996, Lanxide K.K. sold its remaining 50% ownership interest in Celanx K.K. to Nihon effectively giving Nihon sole ownership of the license to manufacture, market and sell precision instruments in Japan. As consideration for the sale of its interest in Celanx K.K., Lanxide K.K. will receive ongoing royalties from precision instrument sales generated by Nihon. Concurrent with this sale, Lanxide K.K. reacquired its wear products license from Celanx K.K. As a result of this transaction, Lanxide K.K. recognized the remaining $2.8 million deferred gain (net of its investment in Celanx K.K.) associated with the above 1994 sale, of which $2.1 million is recorded as license revenue.

In April 1994, the Company and Nihon entered into a two year agreement to develop brake components for sale in Japan using LANXIDE (TM) technology. Nihon and the Company have funded $3.0 and $1.0 million, respectively, of development costs under this agreement (see Note 14 - License Agreement with AKN Corporation).

  Sale of Assets of Alanx Products, Inc.:

In June 1995, Alanx Products, Inc. (Alanx) sold substantially all of its assets to Alanx Wear Solutions (the Buyer). The Buyer assumed $.9 million of the liabilities of Alanx, but did not assume the $4.0 million of redeemable preferred stock issued to Nihon. Alanx received an initial 15% common stock interest in the Buyer and a royalty bearing license on sales. The Company will continue to own 100% of the common stock of Alanx. Alanx recorded a loss of $3.1 million on this transaction. Concurrent with the above sale, Alanx changed its name to P.A. Holdings, Inc. and has since been renamed Lanxide Wear Products, Inc. (Lanxide Wear). Lanxide Wear subsequently declined its preemptive right to purchase shares of preferred stock upon issuance; therefore, its interest in the Buyer has been diluted to 10%.

  Sale of Lanxide Precision, Inc.:

On December 22, 1994, a group of investors led by Argentum Capital Partners, LP. (the Investors) purchased 1,000 shares of Class A 5% Redeemable Convertible Preferred Stock for $1.0 million from Lanxide Precision, Inc.
(LPI), a wholly-owned subsidiary of the Company. At any time, the Investors could have converted the preferred stock into shares of common stock of LPI at an initial conversion rate of five common shares for each preferred share. Upon the occurrence of certain events, the conversion rate could have been adjusted. In addition, each share of preferred stock was to be automatically converted into common stock in the event of a public offering. The Investors also loaned LPI $1.0 million through 10% Convertible Notes with interest payable quarterly in arrears.

On May 26, 1995, the Company sold for $2.0 million all of its stock ownership in LPI to LNX Acquisition Company (LNX), which is controlled by two of the Company's Board Members. The purchase price included a $.8 million cash payment on the date of sale and a non-recourse note of $1.2 million secured by the stock of LPI. The note carried an interest rate equal to the 30-day Treasury bill rate plus 1.0% and matured on June 4, 1996. The sale converted the existing license agreement with LPI to a royalty bearing license on sales of composite materials and components. The gain on the sale of $1.1 million was deferred in fiscal 1995 due to i) the non-recourse nature of the $1.2 million note and ii) the Company remained contingently liable as guarantor for LPI's $1.0 million line of credit until August 15, 1996. The gain was subsequently recognized in fiscal 1996 upon receipt of the note payment and removal of the Company as guarantor.

Lanxide Sports International:

In May 1993, the Company entered into an agreement to commercialize opportunities within the sporting goods field by the formation of a commercial venture, Lanxide Sports International (LSI). The venture raised $1.2 million for initial capitalization through a private placement of equity. In exchange for a 50% ownership in LSI, the Company contributed a perpetual and exclusive license to use LANXIDE TM technology for the manufacture and marketing of sports equipment outside Japan. In April 1994, the Company increased its ownership in LSI to 61% through the purchase of additional shares of stock for approximately $.5 million.

In February 1995, the Company acquired the remaining 39% interest in LSI in exchange for 110,962 shares of common stock. Subsequently, during the second quarter of fiscal 1995, the Company discontinued the operations of LSI.

  Lanxide Surgical Devices Company:

In January 1994, the Company and Cerametals Surgical, Inc. (Cerametals) entered into an agreement to manufacture laproscopic and surgical instruments using LANXIDE (TM) technology through the formation of a commercial venture, Lanxide Surgical Devices Company (LSDC). The Company contributed a license to use its proprietary technology for the manufacture and marketing of surgical instruments outside of Japan for a 55% ownership interest and Cerametals agreed to contribute $4.0 million over a two year period for a 45% ownership interest. Cerametals did not make the $.5 million capital contribution due in 1994, which resulted in a reduction of its ownership interest to 39% as of September 30, 1994. In fiscal 1995, Cerametals' ownership percentage was further reduced to 29% when it failed to make a required $1.0 million capital contribution.

During the second quarter of fiscal year 1995, the Company discontinued the operations of Lanxide Surgical Devices Company.

  Transaction with Hercules:

In March 1993, the Company purchased certain ceramic and ceramic composite technologies from Hercules Incorporated for 384,616 shares of its common stock valued at $5.0 million. Of this amount, $.3 million was assigned to the value of equipment acquired. Approximately $4.7 million was allocated to in-process research and development and immediately expensed in the Company's 1993 statement of operations. Under the agreement, the Company issued these shares over a three year period. The purchase price in excess of the issued stock's par value is recorded as paid-in capital. As additional shares were issued, par value and paid in capital were adjusted accordingly.

  Lanxide ThermoComposites, Inc.:

On December 13, 1995, the Company sold 51% of its stock ownership in a wholly-owned subsidiary, Lanxide ThermoComposites, Inc. (Lanxide Thermo), to A.P. Green Industries, Inc. (A.P. Green). In consideration for its interest in Lanxide Thermo, A.P. Green agreed to fund the venture's ongoing cash requirements. Concurrent with A.P. Green's acquisition, Lanxide Thermo acquired Chiam Technologies, Inc. in exchange for a 20% common stock interest in Lanxide Thermo. Lanxide Thermo was formed in 1994 to commercialize high performance refractory products for the continuous casting segment in the steel industry.

  Unaudited Proforma Results of Operations for the Year Ended September 30,
1996:

The following summarizes the condensed proforma results of operations of the Company to give effect to; the purchase of DuPont's interests in LAC and LEC on June 28, 1996, as if they had occurred on October 1, 1995. The gain associated with the sale of subsidiaries has been eliminated for proforma purposes.



                                                     (Amounts in thousands except per share data)
     Revenue                                                          $  22,420
     Loss from operations                                             $  (5,804)
     Net loss                                                         $  (7,676)
     Historical loss per share                                        $   (3.20)
     Proforma loss per share                                          $   (6.26)
     Historical average number of common shares outstanding               2,397
     Proforma average number of common shares outstanding                 1,227


The proforma loss per share and the proforma average number of common shares outstanding reflect the Company's recapitalization that occurred on November 14, 1995 as if the recapitalization had taken place on October 1, 1995. All potential dilutive securities have an antidilutive effect on the loss per share and, therefore, have not been used in determining the total historical or proforma average number of common shares outstanding.


NOTE 3 - PROPERTY AND EQUIPMENT:

                                                (Dollars in thousands)
                                                      September 30,             Estimated
                                                   1996           1995        useful lives
                                                   ----           ----        ------------
  Land (See Note 13)                                        $      864
  Building and improvements (See Note 13)                        8,321          25 Years
  Leasehold improvements                      $   3,767          2,273        10-12 Years
  Machinery and equipment                        19,493         17,144         5-10 Years
  Furniture and fixtures                            623            616          10 Years
                                              ---------      ---------
                                                 23,883         29,218
  Less - Accumulated depreciation
             and amortization                   (13,475)       (14,381)
                                              ----------     ----------
                                              $  10,408      $  14,837
                                              ==========     ==========



NOTE 4 - ACCOUNTS PAYABLE AND
         ACCRUED EXPENSES:

                                              (Dollars in thousands)
                                                  September 30,
                                              1996           1995
                                              ----           ----
   Accounts payable                        $ 1,367        $ 2,462
   Patent-related expense                       78             65
   Compensation-related costs                  751            355
   Other                                       671            220
                                           -------        -------
                                           $ 2,867        $ 3,102
                                           =======        =======

NOTE 5 - INCOME TAXES:

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are provided based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The provision for income taxes results in an effective tax rate which differs from the federal income tax rate as follows:


                                                                         (Dollars in thousands)
                                                                 For the Year Ended   For the Year Ended
                                                                        9/30/96           9/30/95
                                                                 ---------------------------------------
                                                                      $         %         $         %
                                                                     ---       ---       ---       ---
Expected tax expense (benefit) at federal statutory rate             589       34      (7,724)    (34)
Excluded foreign subsidiary (income) loss                            (23)      (1)      1,124       5
Tax benefit not recognized due to change in valuation allowance                         6,600      29
Release of valuation allowance                                      (566)     (32)
Foreign tax withheld on foreign source income                         80        4
Alternative Minimum Tax                                               79        4
                                                                  ---------------------------------------
Income tax expense (benefit)                                         159        9          -        -


As of September 30, 1996 and 1995, the Company has net deferred tax assets of approximately $32.0 million and $34.0 million, respectively, which have been fully reserved through a valuation allowance due to the uncertainty of recoverability. The components of the net deferred income tax asset as of September 30 are as follows:

                                                (Amounts in thousands)
                                                   1996          1995
                                                   ----          ----
Federal Net Operating Loss Carryforwards         16,173        18,570
State Net Operating Loss Carryforwards            5,094         5,720
Capitalized Costs                                 6,961         5,041
Tax Credit Carryforwards                          3,866         3,688
Deferred Revenue                                    363         1,746
Deferred Compensation                               726           681
Other                                               346            27
                                                 -------       -------
  Gross Deferred Tax Asset                       33,529        35,473
                                                 -------       -------
Excess of tax over book depreciation             (1,476)       (1,495)
                                                 -------       -------
  Gross Deferred Tax Liability                   (1,476)       (1,495)
                                                 -------       -------
Net Deferred Tax Asset                           32,053        33,978
Valuation Allowance                             (32,053)      (33,978)
                                                --------      --------
Deferred Tax Asset                                 -0-           -0-


The Company has federal net operating loss carryforwards of approximately $51.3 million at September 30, 1996 which expire in varying amounts beginning in 1999 through 2010. The Company also has comparable state net operating loss carryforwards. As specified in the Internal Revenue Code, certain ownership changes would result in limitations on the Company's ability to utilize its net operating loss carryforwards. At September 30, 1996, the Company had research and development tax credit carryforwards of approximately $3.8 million expiring through 2011.


NOTE 6 - SIGNIFICANT CUSTOMERS
         AND FOREIGN OPERATIONS:

Significant Customers

During fiscal 1996 and 1995, respectively, 18% and 16% of revenues were derived from the U.S. Government.

Foreign Operations

The following financial data is presented to provide additional information on the Company's foreign operations.


                                                               (Dollars in Thousands)
                                                                             Adjustments
                                                                                 and
                                                  United States     Japan    Eliminations  Consolidated
Year ended September 30, 1996                     -------------     -----    ------------  ------------
Revenue to Unconsolidated Customers                 $  15,992     $  2,617                  $ 18,609
Transfers between geographic areas                        953                  $ (953)
                                                    ---------     --------     -------      --------
Total Revenue                                       $  16,945     $  2,617     $ (953)      $ 18,609
                                                    =========     ========     =======      ========
Net Income                                          $   1,504     $    106     $  (37)      $  1,573
                                                    =========     ========     =======      ========
Identifiable  Assets  at  September  30,  1996      $  17,399     $  2,761     $            $ 20,160
                                                    =========     ========     =======      ========

                                                                             Adjustments
                                                                                 and
                                                  United States     Japan    Eliminations  Consolidated
Year ended September 30, 1995                     -------------     -----    ------------  ------------
Revenue  to  Unconsolidated Customers               $  17,102     $    421                   $ 17,523
Transfers between geographic areas                      1,677                  $ (1,677)     $
                                                    ---------     --------     ---------     --------
   Total Revenue                                    $  18,779     $    421     $ (1,677)     $ 17,523
                                                    =========     ========     =========     =========
Net Loss                                            $ (19,410)    $ (5,087)    $  1,780      $(22,717)
                                                    =========     ========     =========     =========
Identifiable  Assets at September 30, 1995          $  21,544     $  6,476     $             $ 28,020
                                                    =========     ========     =========     =========


NOTE 7 - RELATED PARTY TRANSACTIONS:

The Company performs research and development activities on behalf of its affiliates. Included in research and development contract revenue are $1.3 million and $3.3 million for the years ended September 30, 1996, and 1995, respectively, related to revenue from unconsolidated affiliates.

In addition, the Company allocates certain administrative and facility charges to its affiliates. Costs allocated to unconsolidated affiliates are reflected as a reduction of selling, general and administrative expenses and totaled $2.1 million and $1.4 million for the years ended September 30, 1996, and 1995, respectively.


NOTE 8 - LONG-TERM DEBT:

                                                                                 (Dollars in thousands)
                                                                                      September 30,
                                                                                   1996          1995
                                                                                   ----          ----
Secured bank loan and mortgages related to the Marrows Road facility, interest at 2% above prime (10.75% at September 30, 1995),
maturities through 2004 (see Notes 3 and 13)                                                  $  4,314

Revolving credit and time note for $6.0 million available during the period
April 1993 through February 1995.  Guaranteed by DuPont, interest at prime
(8.25% at September 30, 1996), maturities through March 2000                   $  5,970          5,970

Secured revolving credit and time note with Kanematsu for $10.0 million available during the period April 1994 through December 1995, interest at 2% above LIBOR rate (7.625% at September 30, 1996),
matures in December 1998.                                                        10,000         10,000

Secured revolving credit and demand note with Commodore Applied
Technologies, Inc. for $1.5 million, interest at Citibank prime
(8.25% at September 30, 1996) expires June 1997 (see Note 1 and below)           1,000

Other Short Term Borrowings                                                          3             423
                                                                               --------        --------
   Total debt                                                                   16,973          20,707
   Less:  Current portion                                                       (1,273)           (904)
                                                                               --------        --------
Long-term debt                                                                  15,700          19,803
                                                                               ========        ========

Certain debt instruments require the Company to maintain certain financial covenants and prohibit the distribution of dividends without approval from Kanematsu. As of September 30, 1995, the Company would not have been in compliance with the minimum tangible net worth covenant contained in its second mortgage. The covenant was amended such that the Company would not have to meet any minimum tangible net worth requirements until December 31, 1996. In March, 1996, the Company sold the Marrows Road facility and paid off the related mortgage (see Note 13).

The revolving credit and time note with Kanematsu is secured by the Company's holdings of common stock of Lanxide K.K., a lien position on the Company's fixed and current assets, and a residual interest in the cash balances of Lanxide K.K.

If DuPont is required to make payment under the $6.0 million line of credit, the Company will, in full satisfaction of its obligation: a) transfer all of its interest in LAP and LEC to DuPont, or, alternatively at DuPont's option,
b) transfer all of its interest in LAP and DLC to DuPont.

The $1.5 million line of credit extended to LPM, a wholly-owned subsidiary of the Company, by Applied is secured by the assets of LPM, excluding its proprietary technology. The line of credit is guaranteed by the Company.
The principal balance outstanding will be due on the earlier to occur of completion of the Merger or February 28, 1998. As additional consideration for the line of credit, the Company through its affiliate, Lanxide Technology Company L.P., granted to Applied an exclusive worldwide (other than Japan) license for the use of the Company's technology in process reactor vessels for decontamination, remediation, neutralization, separation and destruction of (i) soils and substrates contaminated with PCBs and other halogenated substances, (ii) PCBs and other halogenated substances in their unmixed form,
(iii) other materials and substances subjected to Applied's SET process, (iv) low level nuclear waste, radionuclides and other radioactive matter, and (v) ordnance, chemical weapons and related materials.

In September 1996, Commodore Environmental Services, Inc. agreed to provide LPM a line of credit to be drawn at the request of LPM between November 1996 and March 1997 to fund working capital deficiencies of LPM in an amount not to exceed $3.0 million. Commodore's obligation to lend such funds to LPM is subject to a number of conditions, including review by Commodore of the proposed use of such funds by LPM. Such line of credit matures on the earlier of February 28, 1998 or termination of the Merger, solely by reason of either (i) the failure or refusal of the Company to comply with its various covenants and agreements contained in the Merger Agreement, or (ii) the Company's unsolicited receipt of a preemptive offer from an unaffiliated third party to purchase all or substantially all of the assets or securities of the Company which the Company's Board of Directors, in the exercise of their fiduciary duties to the Company's stockholders, elects to accept.

The principal payments due on the debt outstanding at September 30, 1996, are as follows:

                                    (Dollars in thousands)
   Fiscal Year Ended                 Principal Payments
       1997                             $  1,273
       1998                                2,000
       1999                               12,100
       2000                                1,600
       2001                                    0
                                        --------
                                        $ 16,973
                                        ========

NOTE 9 - COSTS AND EXPENSES:

The following are included in operating costs:

                                              (Dollars in thousands)
                                          For the Year ended September 30,
                                                 1996             1995
                                                 ----             ----
     Patent expenses - external              $    703          $ 1,007
     Depreciation and amortization              1,627            2,385


NOTE 10 - SHAREHOLDERS' EQUITY AND
      RELATED ITEMS:

  Lanxide Recapitalization Plan:

On November 14, 1995, the Company completed its Recapitalization Plan (the Plan.) Pursuant to the Plan, stockholders subscribed for 850,117 shares of the Company's common stock at $4.50 per share, providing aggregate gross proceeds of $3.8 million. In addition, 331,679 shares of common stock were issued to Bentley Blum, upon conversion of shares of the Series C Preferred Stock. In connection with the Plan, shares of Old Common Stock, Old Series A Preferred Stock and Old Series B Preferred Stock were converted into a total of 1,111,661 Units comprised of Series A Non-Voting Preferred Stock and Warrants to purchase common stock. Each share of Series A Preferred Stock is convertible into approximately .37 share of common stock and has an annual cumulative dividend of $3.20 per share after January 1, 2001, subject to the extent of fifty percent of earnings of the Company and certain other limitations. The Series A Preferred Stock is redeemable at any time at the option of the Company at $80 per share plus accrued but unpaid dividends.
The Warrants expired on November 14, 1996.

  1991 Director Stock Option Plan

In October 1991, the Board of Directors approved the Director Option Plan to compensate Directors for services. Prior to the Recapitalization Plan, eligible Directors had been granted options to purchase 93,198 shares of Old Common Stock at prices between $5 and $8 per share, all of which were outstanding at the time of the November 1995 Recapitalization. The resulting compensation expense is charged to operations over the option vesting period. In connection with the Recapitalization Plan, (i) current directors holding options granted pursuant to the 1991 Director Stock Option plan consented to the cancellation of such options in exchange for new options granted pursuant to the 1991 Director Stock Option Plan to purchase one-twentieth of the options previously held at an exercise price of $5.625 per share and (ii) options held by former directors were equitably adjusted with the effect that the holder thereof is entitled to purchase a number of Units equal to one-twentieth of the shares of Old Common Stock underlying such options at a per Unit exercise price equal to twenty times the exercise price per share of Old Common Stock.

  1995 Director Stock Option Plan

In December 1995, the Board of Directors approved the 1995 Director Stock Option Plan (the 1995 Director Plan). The 1995 Director Plan authorizes the grant of options to purchase up to 25,000 shares of Common Stock. In December 1995, each director was granted an option to purchase 3,000 shares of Common Stock at an exercise price of $5.62 per share. One-twelfth of these options vest at the end of each three-month period following the date of grant. Future directors will receive a prorated portion of the option to purchase 3,000 shares. A non-employee consultant was granted an option to purchase 3,000 shares of Common Stock with terms identical to current directors.

  Grant of Warrants

In December 1995, the Board of Directors approved the issuance to certain executive officers of warrants (the Warrants) to purchase 66,000 shares of Common Stock. All of the Warrants vest on the third anniversary of the date of grant; provided, however, that the vesting of the Warrants will be accelerated if the Company achieves a net operating profit on a consolidated basis at the end of each fiscal year as follows: September 30, 1996: $3.0 million and September 30, 1997: $5.0 million. One-third of the Warrants vest and become exercisable on September 30 of each year in which the Company achieves the foregoing net operating profit amounts.

  Employee Stock Options:

The 1983 Employee Stock Option Plan expired in October 1993. Stock options granted prior to the expiration date could have been exercised at various times during the ten year period following the date of grant unless otherwise canceled.

In December 1993, the Board of Directors adopted the 1993 Employee Stock Option Plan which was submitted to and approved by the Company's shareholders at the 1994 Annual Shareholders Meeting. Under the 1993 Plan, the Stock Option Committee of the Board of Directors (Committee) grant incentive and non-qualified stock options to employees to purchase no more than 1,000,000 shares of common stock. Employee stock option prices are not less than the Committee's estimated fair market value of the common stock on the grant date and stock options are generally exercisable at varying dates not to exceed ten years.

In connection with the Recapitalization Plan, The Company adopted the 1995 Employee Stock Option plan (the New Stock Option Plan), which was approved by stockholders. Holders of options granted pursuant to the Company's 1983 and 1993 Employee Stock Option Plans (the Old Stock Option Plans) consented to the cancellation of such options in exchange for options granted pursuant to the New Stock Option Plan. Pursuant to the New Stock Option plan, the Stock Option Committee has authority to grant options to purchase shares of Common Stock to officers and key employees and consultants of the company, its subsidiaries, affiliates and certain licensees. Options to purchase 262,938 shares of Common Stock have been granted pursuant to the New Stock Option Plan and are currently outstanding, and an additional 14,273 remain available for grant.

Following is a summary of stock option activity of the 1983, 1993 and 1995 employee plans:

     1983 and 1993 Stock Option Plans
                                                        1996            1995
                                                        ----            ----
Options outstanding at beginning of year           1,585,184       1,667,153

  Granted                                                  0          64,375
  Exercised                                                0         (15,200)
  Canceled                                         1,585,184        (131,144)
                                                   ---------       ----------

Options outstanding at end of year                         0       1,585,184
                                                   =========      ===========
Option price range at end of year                                 $5.00-16.00

       1995 Stock Option Plan

Options outstanding at beginning of year                   0

Granted                                              264,224
Exercised                                                  0
Canceled                                             (1,286)
                                                     -------

Options outstanding at end of year                   262,938
                                                  ===========
Option price range at end of year                 $5.62-22.00


  Lanxide Armor Products Employee Stock Option Plan

  The 1995 Stock Option Plan was adopted by LAP's Board of Directors in November 1995 for the benefit of LAP's employees. The Plan is underlied by 22,804 shares of Lanxide Corporation Common Stock. As of September 30, 1996, options to purchase 22,039 were outstanding and 44 option shares had been exercised.

  Lanxide Electronic Components Stock Option Plan

  The 1995 Stock Option Plan was adopted by LEC's Board of Directors in August 1995 for the benefit of LEC's employees. The Plan is underlied by 10,000 shares of LEC Common Stock. As of September 30, 1996, options to purchase 5,930 were outstanding.

  Old Series A Preferred Stock:

During fiscal 1990, the Company sold 3 million shares of Old Series A Preferred Stock, par value $.01 per share, for $30.0 million, of which $1.9 million was financed through the issuance of investor interest bearing notes. All but $60,000 of the notes were paid.

In connection with the Recapitalization Plan, each Old Series A Preferred Stock was converted into one twentieth of a Unit, as defined above.

  Old Series B Preferred Stock:

The Company issued 4,325,506.5 shares of its Old Series B Preferred Stock to Alcan Aluminium Limited and its affiliates (Alcan) in May 1992 in conjunction with the complete restructuring of Alcan's interest in the Alcan/Lanxide commercial ventures. Each share had limited voting rights and was convertible into two shares of common stock upon the occurrence of certain events, including the sale of such shares by Alcan. Alcan was subject to certain restrictions on the amount of stock it may sell to any one person and was bound by certain anti-takeover provisions until June 28, 1995. In connection with the Recapitalization Plan, each share of the Company's Series B Preferred Stock was converted into one-tenth of a Unit, as defined above.

  Series C Preferred Stock:

On July 5,1995, the Company entered into a Securities Purchase Agreement with Bentley Blum, a Director of the Company (the Series C Securities Purchase Agreement), for the issuance and sale of up to 172,000 shares of Series C Preferred Stock, at an aggregate purchase price of $1.7 million. The Company issued 145,900 shares of Series C Preferred Stock for aggregate proceeds of $1.5 million. The cumulative dividends accrued at a rate of 8% per annum. Upon consummation of the Recapitalization Plan, the Series C Preferred Stock automatically converted into New Common Stock.

In connection with the Series C Securities Purchase Agreement, the Company issued to Mr. Blum a warrant to purchase 133,333 shares of New Common Stock at an exercise price of $4.50 per share, which he exercised on June 30, 1996.

  Series D and E Securities Purchase Agreement:

On October 3, 1995, the Company entered into a securities purchase letter agreement (the Securities Purchase Letter Agreement), pursuant to which the Company sold to Bentley Blum 7,000 shares of mandatorily redeemable Series D Preferred Stock, at an aggregate price of $70,000, and 26,100 shares of mandatorily redeemable Series E Preferred Stock, at an aggregate price of $261,000.

The Series D Preferred Stock paid a dividend at the rate of 7% per annum. Upon consummation of the Recapitalization Plan, each share of Series D Preferred Stock was automatically converted into an amount of cash equal to $10 per share (or an aggregate of $70,000), plus any accrued but unpaid dividends and the shares of Series D Preferred Stock were canceled and retired.

The Series E Preferred Stock pays a dividend at the rate of 7% per annum when, as and if declared by the Board of Directors. Upon consummation of the Recapitalization Plan, each share of Series E Preferred Stock remained outstanding and continued to represent one share of New Series E Preferred Stock of the surviving corporation. Each outstanding share of Series E Preferred Stock is mandatorily redeemable by the Company at $10 per share, plus accrued but unpaid dividends out of assets legally available therefor on October 3, 2000. The carrying amount of the Series E Preferred Stock is being accreted up to the redemption value over the five year term. Pursuant to the Securities Purchase Letter Agreement, the Company issued Mr. Blum a warrant to purchase 58,763 shares of New Common Stock, at an exercise price of $4.50 per share, for a period expiring thirty-eight months after the completion of the Recapitalization Plan.


NOTE 11 - EMPLOYEE BENEFIT PLAN:

In July 1988, the Company implemented a 401(k) Matched Savings Plan that permits eligible employees to defer and have the Company contribute a portion of their compensation on a pre-tax basis to the Plan. The Company may make a matching contribution of fifty cents for each dollar deferred by a participant up to 4% of a participant's compensation. Company contributions to the Plan were $193,000 and $242,000 in 1996 and 1995, respectively.


NOTE 12 - DEFERRED COMPENSATION PLAN:

During the period June 1993 to May 1994, the Company implemented a Deferred Compensation Plan whereby a portion of the employees' compensation was deferred and payable in five years together with 12% interest compounded annually. Payment was to be in cash or Old Lanxide Common Stock at a rate of $13 per share at the option of the employees. In connection with the Recapitalization Plan, the Board of Directors adopted an amendment to the Deferred Compensation Plan, pursuant to which the deferred portion of an employee's compensation will be payable in cash or New Common Stock at a rate equal to the greater of $25 per share or the fair market value per share of Common Stock on the first anniversary of the effective date of the Recapitalization Plan (see Note 10).


NOTE 13 - COMMITMENTS AND CONTINGENCIES:

In 1984, Mr. Blum exercised his option to purchase for $1.8 million the Company's land and building (Forge Drive facility) that was originally financed by an industrial development revenue bond. The building was originally leased back to the Company through December 31, 1998, and the Company continues to be contingently liable for repayment under the original financing indenture ($134,000 at September 30, 1996). On August 1, 1996, the Company entered into a lease modification agreement for the Forge Drive facility. The modified lease term covers the period August 1, 1996 through December 31, 2008, with a 10-year renewal option at the expiration of the lease. Minimum annual lease payments for the first renewal term are $275,000 through December 31, 1998, increasing to $285,000 and $300,000 on January 1, 1999 and 2004, respectively. The lease grants the Company the right of first refusal with respect to the purchase of the facility.

On March 28, 1996, the Company sold the Marrows Road facility for $8.6 million to W.P. Carey, a purchaser and lessor of corporate real estate. Concurrent with the sale, the Company entered into a noncancelable twenty-year operating lease with the Buyer with renewal options for another 20 years. The lease requires prepaid quarterly payments of $244,000 with inflation adjustments every five years, and is being accounted for as an operating lease. In connection with the sale and leaseback, the Company entered into sublease agreements with each of three commercial venture companies that occupy the facility. Because of the significance of these subleases, this transaction does not constitute a normal leaseback for the Company. Accordingly, the $361,000 gain on the sale of the building is being deferred and will be recognized over the initial 20-year lease term. In connection with this transaction, the Company sold at fair value ($200,000) a warrant to purchase 15,500 shares of Common Stock at an exercise price of $14 per share.

The sale and leaseback transaction generated $3.3 million of working capital after the prepayment of a $4.1 million mortgage on the Marrows Road facility and the payment of associated fees and closing costs. The Company also paid a non-cash brokerage fee for the arrangement of the transaction in the amount of 10,700 shares of Common Stock.

Minimum annual operating lease payments for the Forge Drive and the Marrows Road facilities following the above transactions are as follows:

                                      (Dollars in thousands)
   Fiscal year ended                    Lease Payments
   -----------------                    --------------
       1997                                $ 1,251
       1998                                  1,251
       1999                                  1,259
       2000                                  1,261
       2001                                  1,288


  Shareholder Lawsuit

On July 17, 1996, certain shareholders of the Company who held shares of stock prior to the consummation of the Company's 1995 Recapitalization, filed a lawsuit in the United States District Court against the Company.

The allegations in the Complaint arise from a settlement agreement (the Settlement Agreement) entered into by the plaintiffs and the Company in March 1996 relating to the Company's 1995 Recapitalization. Pursuant to the Settlement Agreement, the plaintiffs agreed to relinquish all claims against the Company relating to the 1995 Recapitalization, including their demand for appraisal rights under Section 262 of the Delaware General Corporation Law, in exchange for Units of the Company plus the right to purchase shares of the Company's new common stock and to receive warrants for additional shares of the Company's new common stock.

In the Complaint, the plaintiffs alleged that the Company has breached the Settlement Agreement by substituting for the new common stock, a class of restricted stock of a lesser value that was not contemplated by the Settlement Agreement. The plaintiffs seek, among other things, monetary damages, the reinstitution of their appraisal claim, and the award of the costs and disbursements of the action, including reasonable attorneys' and experts' fees.

The Company believes that the plaintiffs' claims are without merit and intends to defend vigorously against such claims. The Company recorded a charge of $74,000 in March 1996 relating to the Settlement Agreement. No further liability has been accrued at this time.


NOTE 14 - SUBSEQUENT EVENTS:

  Merger with Commodore Environmental Services, Inc.

On November 13, 1996, the Company entered into a merger agreement with Commodore under which the Company will become a wholly-owned subsidiary of Commodore. As a result of the Merger, each share of the Company's common stock would be exchanged for shares of Commodore common stock; each share of the Company's Series A Preferred Stock would be exchanged for shares of Commodore common stock and each share of the Company's 7% Series E Redeemable Preferred Stock would be exchanged for shares of a newly created issue of Commodore Series D Preferred Stock. The transaction would be subject to certain conditions, including the consummation of a public offering of at least $50.0 million of common stock of Commodore. The Company and Commodore have targeted completion of the merger for March 1997.

  License Agreement with AKN Corporation

In October, 1996, the Company signed a non-exclusive license agreement with AKN Corporation (AKN) for the manufacture, use and sale of brake components in Southeast Asia and Oceania. AKN is a newly created joint venture of three companies headquartered in Japan: Akebono Brake Industry Co., Ltd (Akebono); Nihon; and Kanematsu. The joint venture is also licensed by the Company's Japanese affiliate, Lanxide K.K., for the manufacture, use and sale of brake products in Japan. Under the agreement, AKN is required to make an initial license payment of $4.0 million to the Company in November 1996, the proceeds of which are to be used to repurchase the $4.0 million of Alanx preferred stock held by Nihon (See Note 2 - Transactions with Nihon Cement). In addition, AKN is required to make payments totaling $4.0 million to Lanxide K.K., payable in four equal installments due on November 15, 1996, December 31, 1996, June 30, 1997 and December 31, 1997. The license also requires AKN to pay a royalty on all sales of licensed products. The agreement grants AKN the option to execute an exclusive manufacturing license for an additional $4.0 million. This option expires in September 1997 and payment is due no later than September 1998. A separate agreement between Akebono, Nihon and the Company provides for a joint development program whereby the Company will be reimbursed $4.0 million for development work performed over a two year period.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


  The following table sets forth, as of September 30, 1996, certain information concerning the directors and executive officers of the Company:

                                                                                                      Year
                                                                                                      first
                                                                                                     elected
         Name                   Age             Position                                            Director
         ----                   ---             --------                                            --------
 Marc  S.  Newkirk               49    President, Chief Executive Officer  and  Director              1983
 Mark G. Mortenson               38    Executive Vice President and Chief Operating Officer            ---
 Michael J. Hollins              52    Vice President, Corporate Development                           ---
 Robert   J.   Ferris            56    Treasurer,  Secretary  and  Vice  President,Administration      ---
 Christopher R. Kennedy          48    Vice  President,Technology                                      ---
 Paul E. Hannesson               56    Chairman of the Board of Directors                             1983
 Bentley J. Blum                 55    Director                                                       1983
 J. Frederick Van Vranken, Jr.   61    Director                                                       1983
 Stephen A. Weiss                55    Director                                                       1995

_______________


     MARC S. NEWKIRK founded the Company and has been its President since 1983 and its Chief Executive Officer since 1984. Mr. Newkirk is a past Chairman and President of the United States Advanced Ceramic Association, the trade association for the advanced ceramics industry. He serves on the Board of Directors of The Institute for Applied Composite Technology and is a member of The Council on Competitiveness. He is the inventor of numerous patented developments in materials processing systems.

     MARK G. MORTENSON, ESQ. has served as the Company's Chief Patent Counsel since December 1987. He was promoted to Vice President and Chief Patent Counsel in 1994, to President of LPM in March 1995 and to Executive Vice President and Chief Operating Officer in May 1995.

     MICHAEL J. HOLLINS has served as Vice President, Corporate Development, of the Company since its inception in 1983. From 1978 to 1983, Mr. Hollins was Operations Manager in charge of manufacturing, engineering and market development for SES Incorporated ('SES'), a Shell Oil Company venture in the field of solar energy conversion.

     ROBERT J. FERRIS has served as Treasurer and Secretary of the Company since its inception in 1983. In 1988, he assumed the added position of Vice President, Administration. From 1965 to 1983, Mr. Ferris was employed by Shell Oil Company in various financial capacities, including, from 1980 to 1983, as Finance Manager of SES.

     CHRISTOPHER R. KENNEDY has served as Vice President, Technology, of the Company since April 1993, and as a section manager at the Company since 1984. He manages research and development activities involving composites for high temperature structural applications, armor, electronic ceramics, refractories, sporting goods, automotive applications, and precision machine components.

     PAUL E. HANNESSON has served as the Chairman of the Board of the Company since 1983. He currently serves as Chairman of the Board and Chief Executive Officer of Commodore Environmental Services, Inc. (Commodore). Mr. Hannesson served as the President and Chief Executive Officer of Commodore Applied Technologies, Inc. (Applied) from March through August 1996 and has been a director of Applied since March 1996. He has also been the Chairman of the Board of Commodore Separation Technologies, Inc. (Separation) since November 1995. Mr. Hannesson was a private investor and business consultant from 1990 to 1993, and was also an officer and director of Specialty Retail Services, Inc. from 1989 to August 1991. Mr. Hannesson is the brother-in-law of Bentley J. Blum, a director of the Company.

     BENTLEY J. BLUM has been a director of the Company since 1983. He served as the Chairman of the Board of Commodore from 1984 through November 1996 and continues as a director of Commodore. Mr. Blum has also been the Chairman of the Board of Applied since February 1993 and a director of Separation since August 1996. For more than 15 years, Mr. Blum has been actively engaged in real estate acquisitions and currently is the sole stockholder and director of a number of private corporations which hold real estate interests, oil drilling interests and other corporate interests. Mr. Blum is a director of Federal Resources Corporation, a company formerly engaged in manufacturing, retail distribution and natural resources development; Specialty Retail Services, Inc., a former distributor of professional beauty products; and North Valley Development Corp., an inactive real estate development company. Mr. Blum is the principal stockholder of Commodore and the Company, and is the brother-in-law of Paul E. Hannesson, the Chairman of the Board of the Company.

     J. FREDERICK VAN VRANKEN, JR. has been a director of the Company since 1983. He has been a Managing Director of Furman Selz Incorporated since September 1995. From July 1995 to September 1995, Mr. Van Vranken was a private investor. From December 1983 through July 1995, Mr. Van Vranken was Senior Vice President of Sanford C. Bernstein & Co. Inc., an investment research and management firm. From 1980 to 1983, Mr. Van Vranken was self-employed in the venture capital business. Prior thereto, he served as Senior Vice President, director and member of the Executive Committee of Smith Barney, an investment banking firm, as well as President of Smith Barney, Harris Upham International.

     STEPHEN A. WEISS has been a director of the Company since July 1995, having been appointed pursuant to the terms of a securities purchase agreement, dated July 5, 1995, between Mr. Blum and the Company. For the past 25 years, Mr. Weiss has practiced corporate and business law in New York, New York. He is currently a shareholder of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, which represents Commodore in the Merger and the Public Offering. Mr. Weiss serves on the Board of Directors of Consolidated Stainless, Inc., a manufacturer and distributor of stainless steel pipe, valves and fittings, and T.J.T., Inc., a company engaged in the business of repairing and reconditioning axles and tires for the manufactured housing industry. Mr. Weiss received his B.S. and L.L.B. from New York University in 1962 and 1965, respectively.

     Prior to the Company's 1996 Annual Meeting of Stockholders on February 28, 1996, the Company's Board of Directors was divided into three classes, each of which was elected by holders of Old Common Stock and Old Series A Preferred Stock, voting together as a single class, for a three-year term, with one class being elected each year. The Board of Directors currently consists of one Class I Director, two Class II Directors and two Class III Directors. The term of the Class I Director, Mr. Newkirk, expires in 1997; the term of the Class II Directors, Messrs. Hannesson and Van Vranken, expires in 1998; and the term of the Class III Directors, Messrs. Blum and Weiss, expires in 1999.

     Pursuant to an amendment to the Company's Certificate of Incorporation which was adopted by the stockholders of the Company at its 1996 Annual Meeting of Stockholders, the Board of Directors is no longer divided into classes. Commencing with the 1997 Annual Meeting of Stockholders, directors will be elected for one-year terms. Each incumbent director will be entitled to complete his term such that commencing with the 1999 Annual Meeting of Stockholders, all directors will be elected for one-year terms.

     The Board of Directors determined that eliminating the classified Board of Directors and instead having all of the Company's Directors elected annually would best serve the interests of the Company and its stockholders. The elimination of the staggered board requires each Director to stand for election annually. This procedure allows stockholders an opportunity to annually register their views on the performance of the Board of Directors collectively and each director individually.

Board of Directors Committees

     The Board of Directors currently has four standing committees: the Audit Committee, the Compensation Committee, the Stock Option Committee and the Finance Committee.

  Audit Committee

     As of September 30, 1996, the Audit Committee consisted of Messrs. Hannesson and Van Vranken, each of whom are non-employee directors. The Audit Committee did not formally meet during the 1996 fiscal year. The Audit Committee, through direct communication with the Company's independent accountants, evaluates the adequacy and effectiveness of the Company's administrative, operating and accounting policies and its internal accounting control system. It reviews and approves significant accounting changes and the annual financial statements.

  Compensation Committee

     The Compensation Committee currently consists of Messrs. Hannesson and Weiss, both of whom are non-employee directors. The Compensation Committee did not meet formally during the 1996 fiscal year. The Compensation Committee determines and sets the annual compensation to be paid to the Company officers.

  Stock Option Committee

     The Stock Option Committee consists of Messrs. Hannesson and Weiss, both of whom are non-employee directors. The Stock Option Committee did not meet formally during the 1996 fiscal year. The Stock Option Committee administers the Stock Option Plans as approved by the stockholders of the Company and determines each employee's participation in the plans.

  Finance Committee

     The Finance Committee consists of Messrs. Blum, Newkirk and Van Vranken, of whom Messrs. Blum and Van Vranken are non-employee directors, and is chaired by Mr. Van Vranken. The Finance Committee advises the Board of Directors on corporate finance transactions and the selection of underwriters for such transactions.


ITEM 10.  EXECUTIVE COMPENSATION

  Summary of Cash and Certain Other Compensation

  Since Lanxide Corporation has been a reporting company since November 14, 1995, information is being provided for the last two fiscal years. The following table sets forth the annual and long-term compensation of the five most highly compensated officers of Lanxide for the fiscal years ended September 30, 1996 and 1995 (the Named Lanxide Executive Officers).



                                                 TABLE I
                          Summary of Compensation to Certain Executive Officers

                                           Annual Compensation                              Long-Term Compensation
                                           -------------------                              ----------------------
                                                                                            Awards             Payouts
                                                                                            ------             -------
                                                                Other Annual                     Securities     All Other
                                 Fiscal                            Compen-       Restricted      Underlying      Compen-
Name and Principal Position       Year   Salary ($)(1)  Bonus($)  sation ($)   Stock Awards($)   Options (#)  sation ($)(2)
---------------------------      ------  -------------  --------  ----------   ---------------   -----------  -------------
Marc S. Newkirk                   1996     $257,425        --        --              --            114,123       $6,021
  President and                   1995     $251,425        --                                                    $4,441
  Chief Executive Officer

Michael J. Hollins                1996     $136,423        --        --              --             18,605       $4,521
  Vice President,                 1995     $135,655                                                   ---        $4,244
  Corporate Development

Mark G. Mortenson, Esq.           1996     $141,901        --        --              --             11,150       $4,168
  Executive Vice President and    1995     $118,073                                                   ---        $3,503
  Chief Operating Officer

Christopher R. Kennedy            1996     $120,714        --        --              --              9,500       $3,440
  Vice President, Technology      1995     $120,194                                                   ---        $3,269

Robert J. Ferris                  1996     $123,320        --        --              --             12,199       $4,033
Treasurer, Secretary and          1995     $122,178                                                   ---        $3,789
Vice President, Administration

____________
(1) Includes the following salary restoration adjustments: $49,950 for Mr. Newkirk; $27,021 for Mr. Hollins; $32,535 for Mr. Mortenson; $23,513 for Mr. Kennedy; and $24,313 for Mr. Ferris.
(2) Represents interest earned on the Deferred Compensation Plan which is in excess of the maximum allowable federal rate of 7.79%, plus the Company's matching contributions under the Employee Savings Plan.


     Salary Restoration Program

     Due to the Company's ongoing cash needs, as of March 20, 1995, the officers of the Company agreed to a temporary 33% salary reduction. During fiscal 1995, the total amount of this salary reduction was approximately $160,000. Although this salary reduction remains in effect, on December 8, 1995, the Board of Directors approved a salary restoration program. During each quarter of 1996, the officers are eligible to receive restoration of their lost salary (the Restored Portion) for fiscal 1996 to the extent that the operating income of the Company, excluding extraordinary items, is greater than $15,000 for the quarter, after giving effect to the restoration of the salaries. If the operating income in any quarter is insufficient to pay each participant's Restored Portion, then the Company is permitted to pay to the participants that amount of salary not previously restored, to the extent that the operating income of the Company, excluding extraordinary items, is greater than $60,000 for the fiscal year, after giving effect to the restoration of salaries.

     Compensation of Directors

     In addition to the Director Option Plan referred to below, the Directors are reimbursed for normal expenses incurred in attending Board of Directors or committee meetings and for other miscellaneous expenses incurred while performing their duties as Directors. No cash compensation is paid to the Directors for their services.

     The following table shows the number of shares of Common Stock underlying the Stock Options granted in fiscal year 1996 to each of the named executives listed in Table I, the percentage of total options granted which each executive's stock option grant represents, the exercise price of each option granted and the expiration date of each option granted.


                                             TABLE II
                                Option/Sar Grants in Last Fiscal Year


                   # of Securities  Percent of total
                     Underlying     options granted                       Option
       Name            Options      in fiscal year   Exercise Price   Expiration Date

Marc S. Newkirk        114,123           43 %            $5.625          11/13/05

Michael J. Hollins       7,478            7 %               "            11/14/05
                         6,127                              "            11/14/05
                         5,000                              "            11/29/05

Mark G. Mortenson        4,150            4 %               "            11/13/05
                         7,000                              "            11/28/05

Christopher Kennedy      4,500            3 %               "            11/13/05
                         5,000                              "            11/29/05

Robert J. Ferris         1,139            5 %               "            11/14/05
                         6,060                              "            11/14/05
                         5,000                              "            11/29/05


     Options Exercised in Fiscal Year 1996

     The following table shows the number and value of stock options exercised by each of the named executives listed in Table I during fiscal year 1996, the number of all vested (exercisable) and unvested (not yet exercisable) stock options held by each such officer at the end of fiscal year 1996, and the value of all such options that were "in the money" (i.e., the market price of the Common Stock was greater than the exercise price of the options) at the end of fiscal year 1996.



                                              TABLE III
                         Aggregated Option Exercises in Fiscal Year 1996 and
                                    Fiscal Year End Option Values

                                                                 Number of
                                                           Securities Underlying    Value of Unexercised
                                                            Unexercised Options     In-the-Money Options
                                Shares                     at End of Fiscal 1996   at End of Fiscal 1996
                               Acquired         Value           Exercisable /          Exercisable /
Name                         on Exercise(#)   Realized ($)     Unexercisable           Unexercisable
----                         --------------   ------------    --------------         -----------------
Marc S. Newkirk                   -0-             $0          78,569/35,554          $815,153/$368,873
Michael J. Hollins                -0-              0           8,619/9,986             89,422/103,605
Mark  G. Mortenson                -0-              0           1,383/9,767             14,349/101,333
Christopher R. Kennedy            -0-              0           1,500/8,000             15,562/83,000
Robert J. Ferris                  -0-              0           3,159/9,040             32,775/93,790


EXISTING COMPANY PLANS

     1995 Employee Stock Option Plan

     In connection with the Recapitalization Plan, the Company adopted the 1995 Employee Stock Option Plan (the New Stock Option Plan), which was approved by stockholders at the Special Meeting held on November 10, 1995. In addition, holders of options granted pursuant to the Company's 1983 and 1993 Employee Stock Option Plans (the Old Stock Option Plans) consented to the cancellation of such options in exchange for options granted pursuant to the New Stock Option Plan. Pursuant to the New Stock Option Plan, the Stock Option Committee will have authority to grant options to purchase shares of New Common Stock to officers, key employees and consultants of the Company, its subsidiaries, affiliates and certain licensees. Options to purchase 262,938 shares of Common Stock have been granted pursuant to the New Stock Option Plan and are currently outstanding and an additional 14,273 remain available for grant.

     1991 Director Stock Option Plan

     In October 1991, the Board of Directors approved the Director Option Plan to compensate Directors for services. Prior to the Recapitalization Plan, eligible Directors had been granted options to purchase 93,198 shares of Old Common Stock at prices between $5 and $8 per share, all of which were outstanding at the time of the November 1995 Recapitalization. The resulting compensation expense is charged to operations over the option vesting period. In connection with the Recapitalization Plan, (i) current directors holding options granted pursuant to the 1991 Director Stock Option Plan consented to the cancellation of such options in exchange for new options granted pursuant to the 1991 Director Stock Option Plan to purchase one-twentieth of the options previously held at an exercise price of $5.625 per share and (ii) options held by former directors were equitably adjusted with the effect that the holder thereof is entitled to purchase a number of Units equal to one-twentieth of the shares of Old Common Stock underlying such options at a per Unit exercise price equal to twenty times the exercise price per share of Old Common Stock.

     1995 Director Stock Option Plan

     In December 1995, the Board of Directors approved the 1995 Director Stock Option Plan (the 1995 Director Plan). The 1995 Director Plan authorizes the grant of options to purchase up to 25,000 shares of Common Stock. In December 1995, subject to stockholder approval, each director was granted an option to purchase 3,000 shares of Common Stock at an exercise price of $5.62 per share. One-twelfth of these options vest at the end of each three-month period following the date of grant. Future directors will receive a prorated portion of the option to purchase 3,000 shares. A non-employee consultant was granted an option to purchase 3,000 shares of Common Stock with terms identical to the directors. The stockholders of the Company approved the 1995 Director Plan at the Annual Meeting of Stockholders held on February 28, 1996.

     Grant of Warrants

     In December 1995, the Board of Directors approved the issuance to certain executive officers of warrants (the Warrants) to purchase 66,000 shares of Common Stock. All of the Warrants vest on the third anniversary of the date of grant; provided, however, that the vesting of the Warrants will be accelerated if the Company achieves a net operating profit on a consolidated basis at the end of each fiscal year as follows: September 30, 1996: $3.0 million and September 30, 1997: $5.0 million. One-third of the Warrants vest and become exercisable on September 30 of each year in which the Company achieves the foregoing net operating profit amounts.

     Deferred Compensation Plan

     From June 1993 through May 1994, the Company implemented a Deferred Compensation Plan (the Deferred Compensation Plan) whereby a portion of the employee's compensation is deferred and payable in five years together with 12% interest compounded annually. The Deferred Compensation Plan, as initially adopted, provided that payments of such compensation would be made in cash or Old Common Stock at a rate of $13 per share at the option of the employees. The deferred compensation accrual as of September 30, 1996 and 1995 was, $1,230,000 and $1,097,000, respectively.

     In connection with the Recapitalization Plan, the Board of Directors adopted an amendment to the Deferred Compensation Plan, effective November 14, 1995, pursuant to which the deferred portion of an employee's compensation will be payable in cash or Common Stock at a rate equal to the greater of $25 per share and the fair market value per share of Common Stock on November 14, 1996. On November 14, 1996, the fair market value per share of Common Stock was below $25, therefore, $25 per share will be used in the calculations.

     401(k) Matched Savings Plan

     In July 1988, the Company implemented a 401(k) Matched Savings Plan (the Employee Savings Plan) permitting eligible employees to defer and have the Company contribute a portion of their compensation on a pre-tax basis to the Employee Savings Plan. The Company may make a matching contribution of fifty cents for each dollar deferred by a participant up to 4% of a participant's total cash compensation. Company contributions to the Employee Savings Plan were $193,000 and $242,000 in 1996 and 1995, respectively.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Below is a table setting forth the beneficial ownership as of December 13, 1996 of the Common Stock of the Company by each of its officers, directors and each entity known by the Company to beneficially own five percent or more of any class of the Company's voting securities.


                                                                  Number of    Percent
   Title  of Class    Name and Address of Beneficial Owner (1)      Shares    of Class
   ---------------    ----------------------------------------    --------    --------
     Common Stock     Alcan (2), (3)                               188,432     12.4%
                      Marc S. Newkirk (4)-(6)                      169,529     11.6
                      Michael J. Hollins (4),(6),(7)                25,057      1.9
                      Mark G. Mortenson (6)                          5,099       *
                      Christopher R. Kennedy (6)                     4,666       *
                      Robert J. Ferris (4),(6)                       9,546       *
                      Bentley J. Blum (4),(6),(8)                  656,239     46.6
                      Paul E. Hannesson (4),(6),(9)                 34,863      2.6
                      J. Frederick Van Vranken, Jr. (4),(6),(10)    20,940      1.6
                      Stephen A. Weiss (4),(6),(11)                  1,092       *
                      All directors and executive officers         927,031     58.5
                      as a group (nine persons)

____________

*    Less than 1% of outstanding shares.

(1) Unless otherwise indicated, (i) the address of each of the beneficial owners is c/o Lanxide, 1300 Marrows Road, P.O. Box 6077, Newark, Delaware 19714; (ii) all shares are owned directly; and (iii) each person has sole investment and voting power.
(2) Consists solely of shares of the Company's Series A Preferred Stock, convertible at any time into the Company's Common Stock.
(3) Includes 27,007; 96,865; and 64,560 shares owned by Alcan Aluminium Limited, Alcan Aluminum Corporation and Alcan Automotive Castings, respectively. Alcan's address is 1188 Sherbrooke Street West, Montreal, Quebec, Canada H3A 3G2.
(4) Includes 184,944 shares of the Company's Series A Preferred Stock, convertible at any time into 68,787 shares of the Company's Common Stock.
(5) Includes shares owned by Mr. Newkirk's spouse, Karen H. Newkirk (2,487 shares); and minor children trusts dated 3/3/88 for the benefit of Corey
     E. Newkirk (1,827 shares) and Ross S. Newkirk (1,827 shares) and trust under agreement of Marc S. Newkirk dated 3/3/88 (66,773) shares for which Mr. Newkirk has voting power.
(6) Includes options to purchase 131,718 shares of the Company's Common Stock which are exercisable within 60 days, including: 96,346 shares for Mr. Newkirk, 12,778 shares for Mr. Hollins, 5,099 shares for Mr. Mortenson, 4,666 shares for Mr. Kennedy, 6,845 shares for Mr. Ferris, 1,504 shares for Mr. Blum, 1,504 shares for Mr. Hannesson, 1,976 shares for Mr. Van Vranken, and 1,000 shares for Mr. Weiss.
(7) Excludes shares beneficially owned by Kanematsu which are subject to the Voting Trust Agreement, dated as of May 28, 1992, between Kanematsu and Mr. Hollins, as voting trustee.
(8) Includes 41,088 shares owned by Mr. Blum's spouse, Laura Utley, as to which Mr. Blum disclaims beneficial ownership. Also includes warrants to purchase 58,763 shares of the Company's Common Stock exercisable until January 14, 1998. Mr. Blum's address is 150 E. 58th Street, New York, NY 10155.
(9) Includes 16,680 shares owned by Mr. Hannesson's spouse, Suzanne G. Hannesson, as to which Mr. Hannesson disclaims beneficial ownership.
     Mr. Hannesson's address is 150 East 58th Street, New York, NY 10155.
(10) Includes shares owned by Mr. Van Vranken's Individual Retirement Account, of which Mr. Van Vranken is the beneficial owner. Mr. Van Vranken's address is 230 Park Avenue, 13th Floor, New York, NY 10169.
(11) Mr. Weiss' address is 153 East 53rd Street, 35th Floor, New York, NY
     10022.


     Merger with Commodore Environmental Services, Inc.

     Pursuant to the Merger Agreement, all issued and outstanding shares of the Company's capital stock would be exchanged for shares of Commodore capital stock. See "Business _ Recent Developments - Merger Agreement" and "Management's Discussion and Analysis of Results of Operations and Financial Condition".


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Certain Directors

     In connection with the sale of the Company's equity interest in LPI to LNX Acquisition Company (LNX) on May 26, 1995 and the subsequent exercise of its option to buy shares of LPI Common Stock by Argentum Capital Partners, L.P. and certain other investors, the Company received $750,000 in cash and $1.25 million in non-recourse notes, secured by the LPI Common Stock. The notes included interest at the rate of the 3-month U.S. Treasury bill rate plus 1% and were paid in June 1996. LNX is controlled by Messrs. Blum and Hannesson, directors of the Company.

     Pursuant to an agreement, dated July 5, 1995, between the Company and Bentley J. Blum, a director and principal stockholder of the Company (the Series C Purchase Agreement), the Company issued 145,900 shares of Old Series C Preferred Stock in exchange for installment payments equal to $1,459,000 which were paid to the Company between July 1995 and October 1995. Pursuant to their terms, these shares of Old Series C Preferred Stock were automatically converted into an aggregate of 331,679 shares of Common Stock at the Effective Time of the Recapitalization Plan. In addition, the Company issued to Mr. Blum a warrant to purchase 133,333 shares of Common Stock, exercisable from the Effective Time of the Recapitalization Plan until June 30, 1996 at a price of $4.50 per share, in consideration for Mr. Blum's obligation to pay certain obligations of the Company, when, as and if due, up to $600,000. Mr. Blum exercised the warrant on June 30, 1996. In addition, pursuant to the Series C Purchase Agreement, one of the vacancies on the Board of Directors created by the resignation of three directors during fiscal 1995 was filled by Stephen A. Weiss and the next vacancy on the Board of Directors may be filled by a person acceptable to Mr. Blum.

     On October 3, 1995, the Company issued to Mr. Blum 7,000 shares of 7% Redeemable Preferred Stock, (the Old Series D Preferred Stock), and 26,100 shares of 7% Redeemable Preferred Stock, (the Old Series E Preferred Stock), in exchange for $70,000 and $261,000, respectively. In addition, the Company issued to Mr. Blum a warrant to purchase 58,763 shares of Common Stock exercisable until January 14, 1999 at a price of $4.50 per share. Pursuant to the Recapitalization Plan, the shares of Old Series D Preferred Stock were converted into an amount of cash equal to $70,577, and the shares of Old Series E Preferred Stock remain outstanding and continue to represent shares of Series E Preferred Stock of the surviving corporation.

Transactions with Commodore

     In order to provide the Company with temporary liquidity, in August 1996, Commodore Applied Technologies, Inc. (Applied) extended a line of credit of up to $1.5 million to one of the Company's subsidiaries, LPM, which line of credit is guaranteed by the Company and secured by the assets of LPM, excluding its proprietary technology. The principal balance outstanding will be due on the earlier of completion of the Merger or February 28, 1998 and will bear interest at Citibank N.A.'s prime rate of interest. As additional consideration for the line of credit, the Company, through its affiliate, Lanxide Technology Company L.P., granted to Applied an exclusive worldwide (other than Japan) license for the use of the Company's technology in process reactor vessels for the decontamination, remediation, neutralization, separation and destruction of (i) soils and substrates contaminated with PCBs and other halogenated substances, (ii) PCBs and other halogenated substances in their unmixed form, (iii) other materials and substances subjected to Applied's SET process, (iv) low level nuclear waste, radionuclides and other radioactive matter, and (v) ordnance, chemical weapons and related materials.

     In September 1996, Commodore Environmental Services, Inc. (Commodore) also agreed to provide LPM a line of credit to be drawn at the request of LPM between November 1996 and March 1997 to fund working capital deficiencies of LPM in an amount not to exceed $3.0 million. Commodore's obligation to lend such funds to LPM is subject to a number of conditions, including review by Commodore of the proposed use of such funds by LPM. Such line of credit matures on the earlier of February 28, 1998 or termination of the Merger, solely by reason of either (i) the failure or refusal of the Company to comply with its various covenants and agreements contained in the Merger Agreement, or (ii) the Company's unsolicited receipt of a preemptive offer from an unaffiliated third party to purchase all or substantially all of the assets or securities of the Company which the Company's Board of Directors, in the exercise of their fiduciary duties to the Company's stockholders, elects to accept.

Transactions with Alcan

     Prior to the Recapitalization Plan, Alcan owned an approximately 46% equity interest in the Company. Pursuant to the Alcan Letter Agreement, dated July 14, 1995, Alcan agreed with the Company that (i) at the Company's 1995 Special Meeting of stockholders Alcan would vote all of its shares of Old Common Stock and all of its shares of Old Series B Preferred Stock in favor of the Recapitalization Plan and (ii) Alcan would not exercise any rights issued to it pursuant to the Company's rights offering. In addition, the Company, Marc S. Newkirk and Alcan agreed to terminate the Alcan Stockholders Agreement at the effective time of the Recapitalization Plan. The Company has agreed to indemnify Alcan and the members of its Board of Directors serving as representatives of Alcan against certain liabilities arising against such directors as a result of the Recapitalization Plan.

     As a result of the Recapitalization Plan, Alcan now owns no Common Stock and 506,610 shares of Series A Preferred Stock. In November 1995, the Company entered into a Registration Rights Agreement with Alcan which provides for certain registration rights with respect to securities held by Alcan.

Transactions with Kanematsu

     Lanxide K.K. was organized to commercialize the Company's products in Japan. Lanxide K.K. is owned 65% by the Company and 35% by Kanematsu. As part of the transaction, Kanematsu purchased 943,750 shares of the Old Common Stock. Pursuant to a Voting Trust Agreement, Michael J. Hollins, an executive officer of the Company, has the right to vote all such shares in
his sole discretion.   Kanematsu may exchange all, but not less than all, of
its interest in Lanxide K.K. for additional shares of the Company for a period of five years from the date of formation of Lanxide K.K.

     Pursuant to an April 1994 loan agreement, Kanematsu has provided the Company with a $10.0 million secured revolving credit and time note. The loan bears interest at 2% above LIBOR (7.625% at September 30, 1996) and matures in December 1998. The Company has borrowed all funds currently available under this facility. Concurrently with the establishment of the loan facility, the royalty sharing arrangements between the Company and Kanematsu were revised to give Kanematsu a larger percentage.

          Pursuant to the Recapitalization Plan, Kanematsu purchased 61,000 shares of Common Stock. As of December 13, 1996, Kanematsu owned 61,000 shares of Common Stock and 47,188 shares of Series A Preferred Stock.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

        a.  2.3      Recapitalization Plan, dated October 10, 1995.
                     Incorporated by reference to Exhibit 2.3 of the Company's Annual Report on Form 10 KSB for the fiscal year ended September 30, 1995.

            2.4      Merger Agreement, dated October 10, 1995

            3.5      Restated Certificate of Incorporation

            3.6 By-laws. Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (No. 33-94186)

            4.8      Specimen Certificate for Common Stock

            4.9      Specimen Rights Certificate

            4.10 Warrant Agreement, dated as of March 28, 1996, between QRS 12-16, Inc. and the Company. Incorporated by reference to Exhibit 4.12 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186).

            4.11 Form of Warrant Agreement among the Company and the individuals listed on Schedule A thereto. Incorporated by reference to Exhibit 4.13 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186).

            4.12 Warrant Agreement, dated as of December 22, 1995, among the Company and the officers listed on Schedule A thereto. Incorporated by reference to Exhibit 4.14 of the Company's Post- Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186).

            4.14.1 Amendment to Warrant Agreement, dated June 26, 1996 among the Company and the Warrantholders. Incorporated by reference to Exhibit 4.14.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1996.

            9.1 Voting Trust Agreement, dated as of May 28, 1992, between Kanematsu Corporation, the Company and Michael
                     J. Hollins, incorporated by reference to Exhibit 9.1 of the Company's Registration Statement on Form S-4 (No. 33-94186)

            10.19 Investment Agreement among the Company, Lanxide Precision, Inc., Lanxide Technology Company, L.P., Argentum Capital Partners and Environmental Private Equity Fund II, L.P., dated December 22, 1994. Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-4 (No. 33-94186)

            10.20 Loan and Security Agreement among Alanx Products Inc., the Company and The Delaware Economic Development Authority, dated January 1, 1995. Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-4 (No. 33-94186)

            10.21    Guaranty between the Company and The Delaware
                     Economic Development Authority, dated January 1, 1995, Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-4 (No. 33-94186)

            10.22 License Agreement between the Company and Waupaca Foundry, Inc., dated March 31, 1995. Incorporated by reference to Exhibit 10.22 to the Company's
                     Registration Statement on Form S-4 (No. 33-94186)

            10.23     License Agreement between the Company and Sturm,
                     Ruger and Company, Inc., dated April 4, 1995. Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-4 (No. 33-94186)

            10.23.1   License Agreement between the Company, Lanxide
                     Technology Company L.P. and Sturm, Ruger and Company, Inc., dated January 5, 1996. Incorporated by reference to Exhibit 10.23.1 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

            10.24 Stock Purchase Agreement among LNX Acquisition Company, the Company and Lanxide Technology Company, dated May 25, 1995. Incorporated by reference to
                     Exhibit 10.24 to the Company's Registration Statement on Form S-4 (No. 33-94186)

            10.25 Asset Purchase Agreement between Alanx Products Inc. and Alanx Wear Solutions, Inc., dated June 26, 1995. Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-4 (No. 33-94186)

            10.26 Guarantee (Asset Purchase Agreement) between the Company and Alanx Wear Solutions, Inc., dated June 26, 1995. Incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-4 (No. 33-94186)

            10.28     Amendment to Note, dated August 15, 1995, between
                     PNC Bank, Delaware and the Company. Incorporated by reference to Exhibit 10.28 to the Company's
                     Registration Statement on Form S- 4 (No. 33-94186)

            10.29     Warrant Agreement between the Company and Bentley
                     Blum, dated July 5, 1995 (included as Exhibit C to
                     Exhibit 10.30). Incorporated by reference to Exhibit
                     10.29 to the Company's Registration Statement on Form S-4 (No. 33-94186)

            10.30     Securities Purchase Agreement between the Company
                     and Bentley Blum, dated July 5, 1995. Incorporated by reference to Exhibit 10.30 to the Company's
                     Registration Statement on Form S- 4 (No. 33-94186)

            10.31     Letter Agreement between Alcan and the Company,
                     dated July 14, 1995. Incorporated by reference to
                     Exhibit 10.31 to the Company's Registration Statement on Form S-4 (No. 33-94186)

            10.32 Lease, between the Company and Terrace Realty, Inc. relating to the Company's Forge Drive Facility, dated June 1, 1995. Incorporated by reference to Exhibit
                     10.32 to the Company's Registration Statement on Form S-4 (No. 33-94186)

            10.33 Sale of Interest Agreement among DuPont, the Company, and Lanxide Armor Products, Inc., dated June 30, 1995. Incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-4 (No. 33-94186)

            10.34     Sale of Interest Agreement among DuPont, the
                     Company, Lanxide Technology Company, L.P., and DLE
                     (1990), Inc., dated June 30, 1995. Incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-4 (No. 33-94186)

            10.35 Consent between Kanematsu Corporation and the Company, dated September 18, 1995. Incorporated by reference to Exhibit 10.35 to the Company's
                     Registration Statement on Form S-4 (No. 33-94186)

            10.36 Amendment to Loan Agreement between the Company and PNC Bank, Delaware, dated September 29, 1995. Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-4 (No. 33-94186)

            10.37 Consent and Waiver between the Company and PNC Bank, Delaware, dated September 29, 1995. Incorporated by reference to Exhibit 10.37 to the Company's
                     Registration Statement on Form S-4 (No. 33-94186)

            10.40 Contract, dated December 8, 1993, between the Company and the Office of Naval Research and modifications thereto dated March 20, 1995 and June 8, 1995. Incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S- 4 (No. 33-94186)

            10.41 Amendment to Loan Agreement between the Company and PNC Bank, Delaware, dated September 30, 1995. Incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-4 (No. 33-94186)

            10.43 1995 Employee Stock Option Plan. Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.44 Deposit Agreement, dated November 1, 1995, between the Company and StockTrans, Inc. Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.45 Exchange Agent Agreement, dated November 8, 1995, between the Company and StockTrans, Inc. Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.46 Escrow Agreement, dated October 13, 1995, between the Company and StockTrans, Inc. Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.47 Amendment to Loan Agreement, dated December 7, 1995, between PNC Bank, Delaware and the Company.
                     Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.48 Registration Rights Agreement, dated November 7, 1995, among the Company, Alcan and Marc S. Newkirk. Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            10.49 Special Warranty Deed, dated as of March 28, 1996, from the Company to QRS 12-16, Inc. with respect to the Marrows Road Facility. Incorporated by reference to Exhibit 10.49 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

            10.50 Lease Agreement, dated as of March 28, 1996, between QRS 12-16, Inc., as landlord, and the Company, as tenant. Incorporated by reference to Exhibit 10.50 of the Company's Post- Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

            10.51 Sublease Agreement, dated as of March 28, 1996, between the Company, as landlord, and Lanxide Armor Company, L.P., a Delaware limited partnership (LAC), as subtenant. Incorporated by reference to Exhibit
                     10.51 of the Company's Post- Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

            10.52 Sublease Agreement, dated as of March 28, 1996, between the Company, as landlord, and DuPont Lanxide Composites, L.P., a Delaware limited partnership
                     (DLC), as subtenant. Incorporated by reference to
                     Exhibit 10.52 of the Company's Post- Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

            10.53 Sublease Agreement, dated as of March 28, 1996, between the Company, as landlord, and Lanxide Electronic Components, Inc., a Delaware corporation
                     (LEC), as subtenant. Incorporated by reference to
                     Exhibit 10.53 of the Company's Post- Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

            10.54 Assignment of Subleases and Rents, dated as of March 28, 1996, between Lanxide and QRS 12-16, Inc. Incorporated by reference to Exhibit 10.54 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

            10.55 Promissory Note, dated as of March 28, 1996, from QRS 12-16, Inc. to the Company. Incorporated by reference to Exhibit 10.55 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

            10.56 Purchase and Sale Agreement, dated as of February 29, 1996, among Nihon Cement Co. Ltd., Lanxide K.K. and Celanx, K.K. Incorporated by reference to Exhibit
                     10.56 of the Company's Post- Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

            10.57 Form of Settlement Agreement among the Company and the individuals listed on Schedule A thereto. Incorporated by reference to Exhibit 10.57 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

            10.58 Registration Rights Agreement, dated as of April 11, 1996, between Mees Pierson, Inc. and the Company. Incorporated by reference to Exhibit 10.58 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

            10.59.10 Sale of Interest Agreement, dated June 28, 1996,
                     among DuPont, Lanxide Armor Products, Inc. and Lanxide Armor Company, Inc. Incorporated by reference to
                     Exhibit 2.0 of the Company's current report on Form 8-K filed on July 17, 1996.

            10.59.20 Sale of Interest Agreement, dated June 28, 1996,
                     between DuPont and the Company. Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K filed on July 17, 1996.

            10.59.30 Sale of Interest Agreement, dated June 28, 1996,
                     among DuPont, Lanxide Technology Company, L.P. and DuPont Lanxide Composites, Inc. Incorporated by reference to Exhibit 2.2 of the Company's current report on Form 8-K filed on July 17, 1996.

            10.59.40 Letter Agreement, dated June 28, 1996, between the
                     Company and DuPont relating to the Guaranty Agreement, dated February 11, 1993. Incorporated by reference to
                     Exhibit 10.59 of the Company's current report on Form 8-K filed on July 17, 1996.

            10.60 Agreement and Plan of Merger, dated November 13, 1996, by and among the Company, Commodore and COES
                     Acquisition Corp. Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated November 13, 1996.

            10.61 Line of Credit Agreement, dated November 13, 1996, by and between Lanxide Performance Materials, Inc. and Commodore. Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K, dated November 13, 1996.

            10.62 Line of Credit Promissory Note, dated November 13, 1996, by Lanxide Performance Materials, Inc. in favor of Commodore. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, dated November 13, 1996.

            10.63 Security Agreement, dated November 13, 1996, by and between Lanxide Performance Materials, Inc. and Commodore. Incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K, dated November 13, 1996.

            10.64 Guaranty, dated November 13, 1996, by the Company in favor of Commodore. Incorporated by reference to
                     Exhibit 6 to the Company's Current Report on Form 8-K, dated November 13, 1996.

            10.65 Letter Agreement, dated November 13, 1996, by and between Lanxide Performance Materials, Inc. and Commodore Applied Technologies, Inc. Incorporated by reference to Exhibit 7 to the Company's Current Report on Form 8-K, dated November 13, 1996.

            10.66 Joint Development Agreement, dated as of October 25, 1996, by and among Akebono Brake Industry Co., Ltd., Nihon Cement Company Ltd. and the Company.

            10.67 Joint Venture Agreement, dated as of October 25, 1996 by and among Akebono Brake Industry Co., Ltd., Nihon Cement Company Ltd., Lanxide K.K., Kanematsu Corporation and the Company.

            21.1     Subsidiaries of the Company.

            27       Financial Data Schedule


          b.   Reports on Form 8-K

                     The Company filed a Current Report on Form 8-K dated November 14, 1995 reporting the consummation of the Recapitalization Plan.

                     The Company filed a Current Report on Form 8-K dated March 28, 1996 reporting (i) the consummation of the sale and leaseback of the Company's manufacturing facility in Newark, Delaware on March 28, 1996 and
                     (ii) the conversion of the Celanx K.K. joint venture agreement into a licensing arrangement as of March 28, 1996.

                     The Company filed a Current Report on Form 8-K dated June 28, 1996, reporting the restructuring of its commercial ventures with E. I. Du Pont de Nemours. An Amendment to this Form 8-K was filed on Form 8-K/A on September 17, 1996.

                     The Company filed a Current Report on Form 8-K dated September 21, 1996, changing its fiscal year from September 30 to December 31.

                     The Company filed a Current Report on Form 8-K dated October 2, 1996, reporting the revised structure of the previously announced merger transaction with Commodore Environmental Services.

                     The Company filed a Current Report on Form 8-K dated October 24, 1996, reporting the determination by the Board of Directors not to change its fiscal year end to December 31.

                     The Company filed a Current Report on Form 8-K dated November 13, 1996, reporting (i) the execution of the Merger Agreement and (ii) the execution of loan documents between Commodore and Lanxide Performance Materials, Inc.


                             SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Lanxide Corporation                            Date


                              /s/  Marc S. Newkirk                    December 30, 1996
                              By:  Marc S. Newkirk
                                     President and Chief
                                     Executive Officer

      Pursuant to the requirements of the Exchange Act, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                             Title                                    Date


/s/ Marc S. Newkirk                 President and Chief
Marc S. Newkirk                      Executive Officer                       December 30, 1996


/s/ Robert J. Ferris                Secretary, Treasurer
Robert  J.  Ferris                   and Vice President - Administration     December 30, 1996


/s/ Bentley J. Blum                 Director                                 December 30, 1996
Bentley J. Blum


/s/ J. Frederick Van Vranken, Jr.   Director                                 December 30, 1996
J. Frederick Van Vranken, Jr.


/s/ Paul E. Hannesson               Director                                 December 30, 1996
Paul E. Hannesson


/s/ Stephen A. Weiss                Director                                 December 30, 1996
Stephen A. Weiss


                                   EXHIBIT INDEX

                                                                    Sequential
Exhibit                                                                Page
Number     Description                                                 Number
------     -----------                                               ----------
 2.3       Recapitalization Plan, dated October 10, 1995.
           Incorporated by reference to Exhibit 2.3 of the Company's
           Annual Report on Form 10 KSB for the fiscal year ended
           September 30, 1995.

 2.4       Merger Agreement, dated October 10, 1995

 3.5       Restated Certificate of Incorporation

 3.6 By-laws. Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (No. 33-94186)

 4.8       Specimen Certificate for Common Stock

 4.9       Specimen Rights Certificate

 4.10      Warrant Agreement, dated as of March 28, 1996, between
           QRS 12-16, Inc. and the Company.  Incorporated by reference to
           Exhibit 4.12 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186).

 4.11 Form of Warrant Agreement among the Company and the individuals listed on Schedule A thereto. Incorporated by reference to Exhibit 4.13 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186).

 4.12 Warrant Agreement, dated as of December 22, 1995, among the Company and the officers listed on Schedule A thereto. Incorporated by reference to Exhibit 4.14 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186).

 4.14.1 Amendment to Warrant Agreement, dated June 26, 1996 among the Company and the Warrantholders. Incorporated by reference to Exhibit 4.14.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1996.

 9.1 Voting Trust Agreement, dated as of May 28, 1992, between Kanematsu Corporation, the Company and Michael J. Hollins, incorporated by reference to Exhibit 9.1 of the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.19     Investment Agreement among the Company, Lanxide
           Precision, Inc., Lanxide Technology Company, L.P., Argentum Capital Partners and Environmental Private Equity Fund II, L.P., dated December 22, 1994. Incorporated by reference to
           Exhibit 10.19 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.20     Loan and Security Agreement among Alanx Products
           Inc., the Company and The Delaware Economic Development Authority, dated January 1, 1995. Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.21     Guaranty between the Company and The Delaware
           Economic Development Authority, dated January 1, 1995,
           Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.22     License Agreement between the Company and Waupaca
           Foundry, Inc., dated March 31, 1995. Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.23     License Agreement between the Company and Sturm,
           Ruger and Company, Inc., dated April 4, 1995. Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.23.1   License Agreement between the Company, Lanxide
           Technology Company L.P. and Sturm, Ruger and Company, Inc., dated January 5, 1996. Incorporated by reference to Exhibit
           10.23.1 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

 10.24     Stock Purchase Agreement among LNX Acquisition
           Company, the Company and Lanxide Technology Company, dated
           May 25, 1995. Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.25     Asset Purchase Agreement between Alanx Products Inc.
           and Alanx Wear Solutions, Inc., dated June 26, 1995.
           Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.26     Guarantee (Asset Purchase Agreement) between the
           Company and Alanx Wear Solutions, Inc., dated June 26, 1995. Incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.28     Amendment to Note, dated August 15, 1995, between
           PNC Bank, Delaware and the Company. Incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.29     Warrant Agreement between the Company and Bentley
           Blum, dated July 5, 1995 (included as Exhibit C to Exhibit 10.30). Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.30 Securities Purchase Agreement between the Company and Bentley Blum, dated July 5, 1995. Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.31 Letter Agreement between Alcan and the Company, dated July 14, 1995. Incorporated by reference to Exhibit
           10.31 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.32     Lease, between the Company and Terrace Realty, Inc.
           relating to the Company's Forge Drive Facility, dated June 1, 1995. Incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.33     Sale of Interest Agreement among DuPont, the
           Company, and Lanxide Armor Products, Inc., dated June 30, 1995. Incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.34     Sale of Interest Agreement among DuPont, the
           Company, Lanxide Technology Company, L.P., and DLE (1990), Inc., dated June 30, 1995. Incorporated by reference to
           Exhibit 10.34 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.35     Consent between Kanematsu Corporation and the
           Company, dated September 18, 1995. Incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.36     Amendment to Loan Agreement between the Company and
           PNC Bank, Delaware, dated September 29, 1995. Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.37     Consent and Waiver between the Company and PNC Bank,
           Delaware, dated September 29, 1995. Incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.40     Contract, dated December 8, 1993, between the
           Company and the Office of Naval Research and modifications thereto dated March 20, 1995 and June 8, 1995. Incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.41     Amendment to Loan Agreement between the Company and
           PNC Bank, Delaware, dated September 30, 1995. Incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-4 (No. 33-94186)

 10.43 1995 Employee Stock Option Plan. Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

 10.44 Deposit Agreement, dated November 1, 1995, between the Company and StockTrans, Inc. Incorporated by reference to
           Exhibit 10.44 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

 10.45 Exchange Agent Agreement, dated November 8, 1995, between the Company and StockTrans, Inc. Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

 10.46 Escrow Agreement, dated October 13, 1995, between the Company and StockTrans, Inc. Incorporated by reference to
           Exhibit 10.46 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

 10.47 Amendment to Loan Agreement, dated December 7, 1995, between PNC Bank, Delaware and the Company. Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

 10.48     Registration Rights Agreement, dated November 7,
           1995, among the Company, Alcan and Marc S. Newkirk.
           Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
           September 30, 1995.

 10.49 Special Warranty Deed, dated as of March 28, 1996, from the Company to QRS 12-16, Inc. with respect to the Marrows Road Facility. Incorporated by reference to Exhibit
           10.49 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

 10.50     Lease Agreement, dated as of March 28, 1996, between
           QRS 12-16, Inc., as landlord, and the Company, as tenant. Incorporated by reference to Exhibit 10.50 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

 10.51 Sublease Agreement, dated as of March 28, 1996, between the Company, as landlord, and Lanxide Armor Company, L.P., a Delaware limited partnership (LAC), as subtenant. Incorporated by reference to Exhibit 10.51 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

 10.52 Sublease Agreement, dated as of March 28, 1996, between the Company, as landlord, and DuPont Lanxide Composites, L.P., a Delaware limited partnership (DLC), as subtenant. Incorporated by reference to Exhibit 10.52 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

 10.53 Sublease Agreement, dated as of March 28, 1996, between the Company, as landlord, and Lanxide Electronic Components, Inc., a Delaware corporation (LEC), as subtenant. Incorporated by reference to Exhibit 10.53 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

 10.54 Assignment of Subleases and Rents, dated as of March 28, 1996, between Lanxide and QRS 12-16, Inc. Incorporated by reference to Exhibit 10.54 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

 10.55     Promissory Note, dated as of March 28, 1996, from
           QRS 12-16, Inc. to the Company.  Incorporated by reference to
           Exhibit 10.55 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

 10.56     Purchase and Sale Agreement, dated as of February
           29, 1996, among Nihon Cement Co. Ltd., Lanxide K.K. and Celanx, K.K. Incorporated by reference to Exhibit 10.56 of the Company's Post-Effective Amendment No. 1 to the
           Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

 10.57 Form of Settlement Agreement among the Company and the individuals listed on Schedule A thereto. Incorporated by reference to Exhibit 10.57 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

 10.58     Registration Rights Agreement, dated as of April 11,
           1996, between Mees Pierson, Inc. and the Company.
           Incorporated by reference to Exhibit 10.58 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

 10.59.10 Sale of Interest Agreement, dated June 28, 1996, among DuPont, Lanxide Armor Products, Inc. and Lanxide Armor Company, Inc. Incorporated by reference to Exhibit 2.0 of the Company's current report on Form 8-K filed on July 17, 1996.

 10.59.20 Sale of Interest Agreement, dated June 28, 1996, between DuPont and the Company. Incorporated by reference to
           Exhibit 2.1 of the Company's current report on Form 8-K filed on July 17, 1996.

 10.59.30  Sale of Interest Agreement, dated June 28, 1996,
            among DuPont, Lanxide Technology Company, L.P. and DuPont Lanxide Composites, Inc. Incorporated by reference to Exhibit
            2.2 of the Company's current report on Form 8-K filed on July 17, 1996.

 10.59.40  Letter Agreement, dated June 28, 1996, between the
           Company and DuPont relating to the Guaranty Agreement, dated February 11, 1993. Incorporated by reference to Exhibit 10.59 of the Company's current report on Form 8-K filed on July 17, 1996.

 10.60     Agreement and Plan of Merger, dated November 13,
           1996, by and among the Company, Commodore and COES Acquisition Corp. Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated November 13, 1996.

 10.61 Line of Credit Agreement, dated November 13, 1996, by and between Lanxide Performance Materials, Inc. and Commodore. Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K, dated November 13, 1996.

 10.62     Line of Credit Promissory Note, dated November 13,
           1996, by Lanxide Performance Materials, Inc. in favor of Commodore. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, dated November 13, 1996.

 10.63 Security Agreement, dated November 13, 1996, by and between Lanxide Performance Materials, Inc. and Commodore. Incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K, dated November 13, 1996.

 10.64 Guaranty, dated November 13, 1996, by the Company in favor of Commodore. Incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K, dated November 13, 1996.

 10.65 Letter Agreement, dated November 13, 1996, by and between Lanxide Performance Materials, Inc. and Commodore Applied Technologies, Inc. Incorporated by reference to
           Exhibit 7 to the Company's Current Report on Form 8-K, dated November 13, 1996.

 10.66     Joint Development Agreement, dated as of October 25,
           1996, by and among Akebono Brake Industry Co., Ltd., Nihon Cement Company Ltd. and the Company.

 10.67     Joint Venture Agreement, dated as of October 25,
           1996 by and among Akebono Brake Industry Co., Ltd., Nihon Cement Company Ltd., Lanxide K.K., Kanematsu Corporation and the Company.

 21.1      Subsidiaries of the Company.

 27        Financial Data Schedule


                        Exhibit 21.1

                 Subsidiaries of the Company

                                             State of
     Name                                  Incorporation
     ----                                  -------------
Lanxide Performance Materials, Inc.          Delaware

Lanxide Wear Products, Inc.                  Delaware

Lanxide Technology Company, L.P.             Delaware

Alanx Capital, Inc.                          Delaware

LDC Capital, Inc.                            Delaware

Lanxide Electronic Components, Inc.          Delaware

Lanxide K.K.                                  Japan

LTC Capital, Inc.                            Delaware

North American Automotive Capital, Inc.      Delaware

Lanxide Development Company, L. P.           Delaware

Alanx Products Company, L. P.                Delaware

Lanxide Sports International, Inc.           Delaware

Lanxide Surgical Products, Inc.              Delaware

Lanxide Armor Products, Inc.                 Delaware

Lanxide Technical Services Corporation       Delaware




                                                                EXHIBIT 27

                          FINANCIAL DATA SCHEDULE
                (Dollars In Thousands Except Per Share Data)

     This Schedule contains summary financial information extracted from the Company's Consolidated Balance Sheet at September 30, 1996 and Consolidated
Statement of Operations for the 12 months ended September 30, 1996, and is qualified in its entirety by reference to such financial statements.

Period type                                                     12 Mos.

Fiscal year end                                                 September 30, 1996

Period start                                                    October 1, 1995

Period end                                                      September 30, 1996

Cash and cash items                                             3,458

Marketable securities                                           0

Notes and accounts receivable - trade                           3,133

Allowances for doubtful accounts                                (68)

Inventory                                                       1,942

Total current assets                                            8,921

Property, plant and equipment                                   23,883

Accumulated depreciation                                        (13,475)

Total assets                                                    20,160

Total current liabilities                                       4,554

Bonds, mortgages and similar debt                               18,203

Preferred stock - mandatory redemption                          213

Preferred stock - no mandatory redemption                       11

Common Stock                                                    13

Other stockholders' equity                                      188,480

Total liabilities and stockholders' equity                      20,160

Net sales of tangible products                                  6,464

Total revenues                                                  18,609

Cost of tangible goods sold                                     5,706

Total costs and expenses applicable to sales and revenues       9,443

Other costs and expenses                                        13,369

Provision for doubtful accounts and notes                       68

Interest and amortization of debt discount                      (1,811)

Income before taxes and other items                             1,732

Income tax expense                                              159

Income/loss continuing operations                               1,573

Discontinued operations                                         0

Extraordinary items                                             0

Cumulative effect - changes in accounting principles            0

Net income or loss                                              1,573

Earnings per share - primary                                    .34

Earnings per share - fully diluted                              .29
