Form 10QSB
period 1996-12-31
LANXIDE CORP
filed 1997-02-13
CIK 822972

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB

               [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1996

                                       OR

              [    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE TRANSITION PERIOD FROM ________ TO ________


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

                    YES                           NO   X


THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 12, 1997 WAS:
1,325,598.

                              LANXIDE CORPORATION
                              TABLE OF CONTENTS

                                                                        Page
                                                                       Number
PART I. FINANCIAL INFORMATION

  Item 1.     Financial Statements:

              Consolidated Balance Sheet at
              December 31, 1996 (Unaudited)...............................2

              Consolidated Statement of Operations
              for the Three Months Ended
              December 31, 1996 and 1995 (Unaudited)......................3

              Consolidated Statement of Cash Flows
              for the Three Months Ended
              December 31, 1996 and 1995 (Unaudited)......................4

              Notes to Consolidated Financial
              Statements (Unaudited)..................................5 - 7

  Item 2.     Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition..............................................8 - 15

PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings..........................................16

  Item 2.     Changes in Securities......................................16

  Item 6.     Exhibits and Reports on Form 8-K...........................17


                            LANXIDE CORPORATION
                        CONSOLIDATED BALANCE SHEET
              (Dollars in thousands, except per share data)
                                (Unaudited)

                                                                  DECEMBER 31,
ASSETS                                                                1996
------                                                                ----
Cash and cash equivalents, including amounts restricted for use
     by majority-owned affiliate                                 $     4,489
Accounts receivable                                                    1,909
Other receivables                                                      3,274
Inventories                                                            2,214
Other current assets                                                     439
                                                                 -----------
  Total current assets                                                12,325

Property and equipment, net                                           10,002
Investment in affiliates                                                 377
Other assets                                                             389
                                                                 -----------
                                                                 $    23,093
                                                                 ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
Current portion of long-term debt                                $     1,771
Accounts payable and accrued expenses                                  3,000
Deferred revenue                                                         854
                                                                 -----------
  Total current liabilities                                            5,625

Long-term debt                                                        17,200
Deferred credit                                                          349
Deferred compensation                                                  1,266
                                                                 -----------
                                                                      24,440
                                                                 -----------
Minority interest in consolidated affiliates                           2,432
Redeemable Series E preferred stock
       (aggregate liquidation value, $261);
       26,100 shares issued and outstanding                              216
                                                                 -----------
Shareholders' deficit
    Preferred stock 15,000,000 shares authorized
       Series A preferred stock
        (aggregate liquidation value, $88,733) $.01 par value;
        1,109,161 shares issued and outstanding                           11
    Common stock, $.01 par value, 25,000,000 shares authorized:
        1,325,598 issued and outstanding                                  13
   Additional paid-in capital                                        188,480
   Accumulated deficit                                              (193,556)
   Cumulative translation adjustment                                   1,057
                                                                 ------------
      Shareholders' deficit                                           (3,995)
                                                                 ------------
                                                                 $    23,093
                                                                 ============

              See notes to consolidated financial statements.


                               LANXIDE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                THREE MONTHS ENDED DECEMBER 31,
                                                         1996              1995
                                                         ----              ----
Revenue:
  Sales                                             $     1,856    $       962
  Licensing revenue                                       8,200          2,900
  Research and development contract revenue               1,728          1,490
                                                    -----------    -----------
                                                         11,784          5,352
                                                    -----------    -----------
Operating costs:
  Cost of sales                                           1,675          1,109
  Research and development contract costs                 1,579          1,059
  Research and development                                1,452          1,187
  Selling, general and administration                     2,195          1,440
                                                    -----------    -----------
                                                          6,901          4,795
                                                    -----------    -----------
Income from operations before minority allocation         4,883            557

Minority allocation of operating (income) loss           (1,197)           436
                                                    -----------    -----------
Income from operations                                    3,686            993
Equity in net loss of unconsolidated affiliates                           (249)
Interest expense                                           (401)          (501)
Other income                                                828            275
                                                    -----------    -----------
Income before income taxes                                4,113            518
Income tax expense                                           40
                                                    -----------    -----------
Net income                                                4,073            518

Dividends on mandatorily redeemable preferred stock          (7)           (22)
                                                    ------------    ------------
Net income applicable to common shares              $     4,066    $       496
                                                    ============    ============

Historical Income Per Share
   Primary                                          $      2.01    $      0.04
   Fully Diluted                                    $      2.01    $      0.03

Proforma Income Per Share
   Primary                                                         $      0.27
   Fully Diluted                                                   $      0.27

Historical Average Common Shares Outstanding
   Primary                                                2,025         12,023
   Fully Diluted                                          2,025         15,285

Proforma Average Common Shares Outstanding
   Primary                                                               1,811
   Fully Diluted                                                         1,850

                 See notes to consolidated financial statements.


                                LANXIDE CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                           1996          1995
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $   4,073     $     518
Adjustments to reconcile net income to net cash
used in operating activities:
 Depreciation and amortization                               474           474
 Minority allocation of operating income (loss) and
 equity in net loss of
    unconsolidated affiliates                              1,197          (187)
 Gain on the sale of equipment                               (78)
 Changes in assets and liabilities, net of effects
 of acquisitions and changes in
    consolidated affiliates:
    Increase in receivables                               (2,118)       (2,743)
    Increase in inventories                                 (272)         (318)
    Decrease in other assets                                  82           791
    Increase (decrease) in accounts payable and              133          (456)
    accrued expenses
    Increase (decrease) in deferred revenue and              435          (754)
    deferred credit
    Increase in other liabilities                             36            18
                                                       ---------     ----------
   Net cash provided by (used in) operating activities     3,962        (2,657)
                                                       ---------     ----------
CASH FROM INVESTING ACTIVITIES:
 Capital additions                                           (75)         (300)
 Proceeds from the sale of equipment                          85
                                                       ---------     -----------
   Net cash provided by (used in) investing activities        10          (300)
                                                       ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from common stock, net                                         2,962
 Proceeds from preferred stock, net                                        331
 Retirement of preferred stock                                             (70)
 Retirement of a subsidiary's preferred stock             (4,680)
 Preferred stock dividends paid                                             (1)
 Capital contributions to consolidated affiliates by                        72
commercial venture partners
 Proceeds from issuance of debt obligations                2,000           257
 Repayment of debt obligations                                (2)         (127)
                                                       ----------    ----------
   Net cash (used in) provided by financing activities    (2,682)        3,424
                                                       ----------    ----------
Effect of exchange rate translations                        (259)          (24)
                                                       ----------    ----------
Net increase                                               1,031           443

Cash and cash equivalents, beginning of period             3,458         5,212
                                                       ----------    ----------
Cash and cash equivalents, end of period               $   4,489     $   5,655
                                                       ==========    ==========
Cash paid for interest                                 $     364     $     455
                                                       ==========    ==========

                  See notes to consolidated financial statements.


                              LANXIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet at December 31, 1996, the consolidated statements of operations and of cash flows for the three months ended December 31, 1996 and 1995 have been prepared by Lanxide Corporation (the Company) and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented have been made.

  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, filed with the Securities and Exchange Commission. The results of operations for the period ended December 31, 1996 are not necessarily indicative of operating results for the full year.

2.CASH AND CASH EQUIVALENTS

  All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Included in the cash balances at December 31, 1996 are $2,489,000 held by a subsidiary company which amounts are not available to the Company.

3.INVENTORIES

  Inventories are valued at the lower of cost (primarily average cost) or market and consist of the following:

                                           (Amounts in thousands)
          Raw materials and supplies               $  1,047
          Work in process                             1,002
          Finished goods                                165
                                                   --------
                                                   $  2,214
                                                   ========

4.PER SHARE DATA

  Historical net income per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. On November 14, 1995, the Company completed its Recapitalization Plan and the number of common shares outstanding was significantly reduced. Accordingly, the computation of historical weighted average common shares outstanding reflects this recapitalization.

  Proforma net income per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding from the completion of the Recapitalization Plan (as if such recapitalization occurred at October 1, 1995).

   FOR THE THREE MONTHS ENDED DECEMBER 31, 1996:

                                             PRIMARY AVERAGE   FULLY DILUTED
                                             COMMON SHARES     AVERAGE COMMON
                                               OUTSTANDING   SHARES OUTSTANDING
                                               ------------   -----------------
Common Shares Outstanding                       1,325,598         1,325,598
Assuming exercise of options and warrants         443,604           443,604
Assuming purchase of shares with proceeds
 of options and warrants                         (156,801)         (156,801)
Assuming the conversion of
 convertible preferred stock                      412,552           412,552
                                                ---------         ---------
Weighted average common shares                  2,024,953         2,024,953
                                                =========         =========

   FOR THE THREE MONTHS ENDED DECEMBER 31, 1995:

                                              PRIMARY AVERAGE  FULLY DILUTED
                                               COMMON SHARES   AVERAGE COMMON
            HISTORICAL                          OUTSTANDING  SHARES OUTSTANDING
                                                -----------  ------------------
PRIOR TO RECAPITALIZATION
 (50% of Weighted Average)
Common Shares Outstanding                      10,584,444        10,584,444
Assuming the conversion of
 convertible preferred stock                   11,651,014        18,135,452
                                               ----------        ----------
                                               22,235,458        28,719,896
                                               ==========        ==========

AFTER RECAPITALIZATION
 (50% of Weighted Average)
Common Shares Outstanding                       1,181,796         1,181,796
Assuming exercise of options and warrants         431,111           431,111
Assuming purchase of shares with proceeds
 of options and warrants                         (215,502)         (176,711)
Assuming the conversion of
 convertible preferred stock                      413,478           413,478
                                               ----------        ----------
                                                1,810,883         1,849,674
                                               ----------        ----------
Weighted average common shares                 12,023,171        15,284,785
                                               ==========        ==========

                                             PRIMARY AVERAGE   FULLY DILUTED
                                              COMMON SHARES    AVERAGE COMMON
            PROFORMA                           OUTSTANDING   SHARES OUTSTANDING
                                               -----------   ------------------
Common Shares Outstanding                       1,181,796         1,181,796
Assuming exercise of options and warrants         431,111           431,111
Assuming purchase of shares with proceeds
 of options and warrants                         (215,502)         (176,711)
Assuming the conversion of
 convertible preferred stock                      413,478           413,478
                                               ----------        ----------
Weighted average common shares                  1,810,883         1,849,674
                                               ==========        ==========


5.SIGNIFICANT EVENTS

   License Agreement with AKN Corporation

In October 1996, the Company signed a non-exclusive license agreement with AKN Corporation (AKN) for the manufacture, use and sale of brake components in Southeast Asia and Oceania. AKN is a newly created joint venture of three companies headquartered in Japan: Akebono Brake Industry Co., Ltd (Akebono); Nihon Cement Co., Ltd (Nihon); and Kanematsu Corporation (Kanematsu). The joint venture is also licensed by the Company's Japanese affiliate, Lanxide K.K., for the manufacture, use and sale of brake components in Japan. Under the license agreement, AKN made an initial payment of $4.0 million to the Company in November 1996. In addition, AKN is required to make payments totaling $4.0 million to Lanxide K.K., payable in four equal installments. The first two payments were received in November 1996 and January 1997. The remaining two payments are due on June 30, 1997 and December 31, 1997. Of the $8.0 million to be received under the license agreements, $7.8 million was recorded as licensing revenue in the first quarter of fiscal 1997. The license also requires AKN to pay a royalty on all sales of licensed products. The agreement grants AKN the option to execute an exclusive manufacturing license for an additional $4.0 million. This option expires in September 1997 and payment of the $4.0 million is due no later than September 1998. A separate agreement between Akebono, Nihon and the Company provides for a joint development program whereby the Company will be reimbursed $4.0 million for development work on brake components performed over the next two years.

  Repurchase of a Subsidiary's Preferred Stock

During the first quarter of fiscal 1997, the Company repurchased the $4.0 million of Lanxide Wear Products, Inc.'s preferred stock held by Nihon.

   Proposed Merger with Commodore Environmental Services, Inc. (Commodore)

In November 1996, the Company entered into a Merger Agreement with Commodore Environmental Services, Inc. (Commodore) providing for the acquisition of the Company by Commodore and the conversion of the Company's outstanding common stock and Series A preferred stock into common stock of Commodore. The Company's Series E Redeemable Preferred Stock would be exchanged for shares of a newly created issue of Commodore Series D Preferred Stock. This merger is subject to several conditions, including the completion of a public offering of Commodore capital stock with gross proceeds of at least $50 million. Commodore is continuing to seek an underwriter for such offering and, therefore, there can be no assurances given that this merger will be consummated in the near future, if at all.

6.UNAUDITED PROFORMA RESULTS OF OPERATIONS:


The following summarizes the condensed proforma results of operations of the Company for the three months ended December 31, 1995 to give effect to the purchase of E. I. Du Pont de Nemours & Company's interests in Lanxide Armor Company, L.P. and Lanxide Electronic Components, Inc. on June 28, 1996, as if they had occurred on October 1, 1995.

                                  (Amounts in thousands except per share data)

      Revenue                                           $   6,765
      Income from operations                            $     622
      Net income                                        $     216

      Historical income per share
        Primary                                         $     .02
        Fully diluted                                   $     .01
      Proforma income per share
        Primary                                         $     .12
        Fully diluted                                   $     .12
      Historical Average Common Shares Outstanding
        Primary                                            12,023
        Fully diluted                                      15,285
      Proforma Average Common Shares Outstanding
        Primary                                             1,811
        Fully diluted                                       1,850



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is a discussion of the consolidated financial condition and results of operations of the Lanxide Corporation and its majority-owned affiliates (the Company) for the three months ended December 31, 1996 and 1995, as well as certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this 10-QSB.


OVERVIEW

     Historically, the Company's revenues have been derived primarily from research contracts and development agreements with E.I. DuPont de Nemours & Company (DuPont) and the U.S. Government and, more recently, from technology licensing revenues and sales to outside customers. In addition, a substantial portion of the Company's research and development (R&D) and other operating costs have been funded by Alcan Aluminium Limited and its affiliates (Alcan), DuPont and Kanematsu Corporation (Kanematsu) through the Company's consolidated affiliates. The Company operates principally in the United States and to some degree in Japan through its subsidiary, Lanxide K.K.

     During fiscal year 1995, the Company embarked on a program to license its technology in certain specific market sectors by product and geography in order to generate immediate cash for the Company. Since implementing this strategy, the Company consummated license agreements with A.P. Green Industries, Inc. (A.P. Green), Waupaca Foundry, Inc. (Waupaca), Sturm Ruger & Company, Inc. (Sturm Ruger), Brembo S.p.A. (Brembo) and AKN Corporation (AKN) which generated initial license fees, as well as future license fees and royalties which are subject to certain termination clauses. In addition, the Company entered into two license agreements pursuant to the sale of two wholly-owned subsidiaries and converted its joint venture with Nihon Cement Co., Ltd (Nihon) into a license and royalty arrangement. On December 6, 1996, Waupaca notified the Company that it will not exercise its right to extend its license beyond March 31, 1997.

     In fiscal year 1997, the Company anticipates that its revenues will continue to be derived primarily from research and development contract revenue, technology licensing revenue and product sales.


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

     Research and development costs represent costs incurred for projects sponsored by the Company and/or its commercial venture partners through the Company's consolidated affiliates. This includes R & D costs expended in support of the Company's patent portfolio. Operating (income) losses allocated to commercial venture partners through the Company's consolidated affiliates are reported under "Minority allocation of operating (income) loss."

     Significant Customers; Commercial Relationships With the U.S. Government

     The Company's significant revenue sources in the first quarter of fiscal year 1997 consist primarily of (i) technology licensing revenues; (ii) U.S. Government contract funding; (iii) revenues from a development brake component agreement between the Company and AKN; and (iv) sales revenues of consolidated subsidiaries of the Company.

     The U.S. Government is a significant customer of the Company. Contract revenues received from the Government amounted to $752,000 and $594,000 for the three months ended December 31, 1996 and 1995, respectively. Currently, the Company has nine government contracts totaling $5,167,000 of which $3,864,000 has been billed through December 31, 1996. The Company anticipates revenues of $1.5 million in 1997 associated with these government contracts. These contracts may be terminated at the convenience of the government upon written notice to the Company. Termination of these contracts would adversely affect the Company.

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

The ownership interests of these commercial ventures prior to and following the Ownership Change are as follows:


                Lanxide-Ownership    DuPont-Ownership

                 Before    After     Before    After
                 ------    -----     ------    -----
LEC               80%       100%      20%        0%
LAC               27%       100%      73%        0%
DLC               30%       10%       70%       90%


     DuPont is required to provide 100% of the funding requirements of DLC through 1999, after which funding will be based on ownership interest. If either DuPont or the Company fails to meet future funding obligations, its respective ownership interest will be diluted if such funding obligations are met by the other owner.

     LAP, LEC and DLC sublease space from the Company primarily in the Marrows Road manufacturing facility. Also, the Company provides accounting, purchasing, payroll and human resource services to these ventures. Amounts received by the Company from unconsolidated affiliates for administrative and facilities costs and services are reflected as a reduction to selling, general and administrative expense, which totaled $113,000 and $508,000 for the three months ended December 31, 1996 and 1995, respectively.

     These three commercial ventures    also contract R&D services from the
Company. Revenue received by the Company from unconsolidated affiliates are recorded as contract revenue, which totaled $385,000 and $249,000 for the three months ended December 31, 1996 and 1995, respectively.


     Percentage Relationship to Net Revenues

     The following table sets forth the percentage relationship to net revenues of certain items in the Company's Consolidated Statement of Operations for the periods presented:

                                             Three months ended December 31,

                                                      1996         1995
                                                      ----         ----
   Revenues                                           100%         100%
   Operating costs:
      Cost of sales                                   (14)         (21)
      Research and development contract costs         (14)         (20)
      Research and development                        (12)         (22)
      Selling, general, and administrative            (19)         (27)
   Minority allocation of operating (income) loss     (10)           8
   Equity in net loss of unconsolidated affiliates                  (5)
   Interest expense                                    (3)          (9)
   Other income                                         7            5
   Net income                                          35            9


     Three months ended December 31, 1996 compared to three months ended December 31, 1995

     The Company recorded a net income of $4,073,000 for the three months ended December 31, 1996, as compared to a $518,000 net income for the three months ended December 31, 1995. This increase was primarily a result of the $5,300,000 in additional license fees recorded in the first quarter of 1997. However, these additional licensing revenues were partially offset by the consolidation of the full operations of LAP and LEC as a result of the Ownership Change which took place in June 1996.

     Net Sales and Cost of Sales

     Consolidated sales increased by $894,000, from $962,000 to $1,856,000, and cost of sales increased by $566,000, from $1,109,000 to $1,675,000, compared to the prior period. These increases are primarily attributable to the consolidation of LAP operations in fiscal 1997 due to the Ownership Change as well as additional commercial sales by Lanxide K.K. The positive increase in the gross margin was caused by (i) manufacturing improvements and (ii) allocation of the Company's fixed costs over a larger amount of sales.

     Licensing Revenue

     Licensing revenue of $8,200,000 and $2,900,000 during the quarters ended December 31, 1996 and 1995, respectively, relates to the following license agreements:

                                       (Dollars in thousands)
                                   Three months ended December 31,
                                      1996            1995
                                      ----            ----
      Waupaca                                      $  2,000
      A.P. Green                                        500
      Brembo                        $   400             400
      AKN                             7,800
                                    -------         -------
                                    $ 8,200         $ 2,900
                                    =======         =======



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

     Pursuant to the A.P. Green license agreement, A.P. Green has the exclusive and perpetual right to use LANXIDE(TM) technology to make, use and sell industrial refractories, other than those employed in the ferrous metal industry, worldwide except for Japan. Subject to its unilateral right to terminate this license, A.P. Green is required to make the following additional payments totaling $1,050,000 over the next year: $250,000 in April 1997; $300,000 in July 1997; and $500,000 in January 1998. A.P. Green will also pay to the Company royalties on annual sales of products manufactured and sold under the license.

     The Brembo license agreement is in the area of automotive brake rotors and drums for motor vehicles. Subject to its unilateral right to terminate the license, Brembo is required to make the following additional payments totaling $800,000 over the next year: $400,000 in June 1997; and $400,000 in December 1997. The $400,000 which was to be received in December 1996 was received in January 1997. In addition, the license agreement includes royalty payments on the sale of licensed products. A minimum annual royalty payment of $250,000 is applicable for years three through six of the license agreement.

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

     On March 28, 1996, Lanxide K.K. sold its remaining 50% ownership interest in Celanx KK to Nihon effectively giving Nihon sole ownership of the license to manufacture, market and sell precision instruments in Japan. As consideration for its interest in Celanx KK, Lanxide K.K. will receive ongoing royalties from precision instrument sales generated by Celanx KK. Concurrent with this sale, Lanxide K.K. reacquired its wear products license from Celanx KK.

      In October 1996, the Company signed a non-exclusive license agreement with AKN for the manufacture, use and sale of brake components in Southeast Asia and Oceania. AKN is a newly created joint venture of three global companies headquartered in Japan: Akebono Brake Industry Co., Ltd (Akebono); Nihon; and Kanematsu. The joint venture is also licensed by Lanxide K.K. for the manufacture, use and sale of brake products in Japan. Under the agreement, AKN made an initial payment of $4,000,000 to the Company in November 1996. In addition, AKN is required to make payments totaling $4,000,000 to Lanxide K.K., payable in four equal installments. The first two payments were received in November 1996 and January 1997. The remaining two payments are due on June 30, 1997 and December 31, 1997. Of the $8.0 million to be received under the license agreements, $7.8 million was recorded as licensing revenue in the first quarter of fiscal 1997. The license also requires AKN to pay a royalty on all sales of licensed products. The agreement grants AKN the option to execute an exclusive manufacturing license in Southeast Asia and Oceania for an additional $4,000,000. This option expires in September 1997 and payment of $4.0 million is due no later that September 1998.

     The Company expects to continue to license its technology in certain specific market sectors by product and geography. Although the Company will, subject to the availability of capital, continue to commercialize products using the LANXIDE(TM) technology through its wholly or partially owned ventures, the Company plans to seek advantageous licensing arrangements with third parties which have the ability to commercialize products in those areas where there are significant barriers to entry (i.e., substantial up-front costs or the need for a substantial industry presence or where LANXIDE(TM) technology provides only a portion of the necessary solution).

     Contract Revenue and Contract Costs

     Research and development contract revenue increased $238,000, from $1,490,000 to $1,728,000, and contract costs increased $520,000, from $1,059,000 to $1,579,000, compared to the prior period. This increase was primarily attributable to three factors:

     1.)Development work performed for AKN under the $4,000,000 joint brake component agreement signed in October 1996.
     2.)The consolidation of LAP's contract revenue into the Company's operations during fiscal 1997 due to the previously mentioned Ownership Change.
     3.)Additional government contract work during the first quarter of fiscal
       1997.

     Partially offsetting these increases was a decrease in revenue associated with the amortization of equipment purchased under contract in fiscal 1996 related to the development brake component agreement with Nihon.

     Research and Development Costs

     R&D spending increased by $265,000, from $1,187,000 to $1,452,000, for the quarters presented. This increase was principally due to the consolidation of LAP operations due to the previously mentioned Ownership Change.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $755,000, from $1,440,000 to $2,195,000, over the prior period. This increase was mainly attributable to three factors:

     1.)The consolidation of LAP operations in fiscal 1997 due to the Ownership
       Change.
     2.)An expansion of the operations of Lanxide Performance Materials, Inc.
       (LPM) a wholly-owned subsidiary, since the end of the first quarter of fiscal 1996.
     3.)The parent company incurred additional costs associated with (i) being a publicly held company and (ii) the continued pursuit of the licensing strategy.

     Included in selling, general and administrative expenses are reimbursements of $113,000 and $508,000 for 1996 and 1995, respectively, received from unconsolidated affiliates for administrative and facilities costs and services.

     Minority Allocation of Operating (Income) Loss

     The Company recorded $1,197,000 in minority allocation of operating income for the first quarter of fiscal 1997 as compared to $436,000 in minority allocation of operating loss for the prior period. This change was primarily attributable to $3.9 million in licensing revenue recorded by Lanxide K.K. from AKN, of which 35% was allocated to the minority owner.

     Equity in Net Loss of Unconsolidated Affiliates

     In fiscal 1996, the equity in net loss of unconsolidated affiliates was $249,000. These losses pertained to the following:

     1.)The Company's 27% share of the losses of LAC. As a result of the Ownership Change, LAC was consolidated into the Company's financials starting in June 1996.
     2.)The start-up losses associated with Celanx KK, a subsidiary of Lanxide
       K.K., which was sold in March 1996.

     Interest Expense

     Interest expense decreased 20%, from $501,000 to $401,000, compared to the prior period. This decrease reflects the prepayment of a $4,100,000 mortgage on the Marrows Road facility in March 1996. This prepayment occurred when the Company consummated the sale and leaseback of the facility in the second quarter of fiscal 1996.

     Other Income

     Other income increased $553,000 from $275,000 to $828,000. This increase was mainly due to a reversal of accrued dividends on preferred stock of a subsidiary in the first quarter of 1997.

     Income Tax Expense

     In 1997, the $40,000 in income tax expense reflects taxes withheld on foreign source income.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its working capital and capital expenditure requirements with the proceeds from the sale of stock, borrowings, product sales, research and development contracts and, more recently, technology licensing revenues. The Company had working capital of $6,700,000 at December 31, 1996, as compared to $4,367,000 at September 30, 1996. The consolidated cash balance at December 31, 1996 was $4,489,000 (including $2,489,000 held by a subsidiary company which is unavailable to the Company for general corporate purposes).

     At December 31, 1996, the Company had no significant commitments to purchase capital equipment. However, the Company has a $66,000 obligation on previously purchased capital equipment that contains payment terms of approximately $33,000 for the next two quarters.

     During the first quarter of fiscal 1997, the Company repurchased the $4.0 million of Lanxide Wear Products, Inc.'s preferred stock held by Nihon.

     In March 1995, the Company implemented a licensing strategy and has since signed five technology licensing agreements which provide funds for the continuing operations of the Company. Although one of these licensees gave notice to the Company in December 1996 that it would not renew its license beyond March 31, 1997, the other license agreements form a financial base to cover a portion of the Company's operating expenses in 1997 and beyond. License agreements which are currently in effect, but some of which are subject to cancellation by the licensee with prior notice, are expected to provide the following funds in addition to various royalty payments:

                    License Agreements
                  (Dollars in millions)

                             1997        1998        1999
                             ----        ----        ----
  A.P. Green                  0.6         0.5          -
  Brembo                      0.8         0.4         0.3
  AKN                         7.0         1.0          -


     Of the $8.0 million AKN license fee, $4.0 million will be paid directly to Lanxide K.K. and is expected to be used by that subsidiary in the conduct of its business.

     The Company has been engaged in discussions with a number of industrial entities in the United States, Europe and Asia regarding the potential licensing of the Company's technology to such entities for up-front fees and ongoing royalty payments. These discussions include the potential licensing of automotive brake components in North America that Waupaca determined not to renew. However, no assurance can be given that any of these discussions will lead to the licensing of the Company's technology to any of these entities.

     The Company has a $6.0 million revolving credit and term note with PNC Bank, Delaware, guaranteed by DuPont, under which all available amounts have been drawn. The note bears interest at the prime rate and is payable in installments beginning in March 1997 and maturing in March 2000. The Company also has a $10.0 million secured revolving credit and term note with Kanematsu under which all available amounts have been drawn. This note bears interest at 2% above LIBOR and matures in full in December 1998. During the latter part of 1996, LPM established an aggregate line of credit of $4.5 million with Commodore Environmental Services, Inc. and Commodore Applied Technologies, Inc. As of December 31, 1996, LPM had drawn $3.0 million under this line. See "The Merger" below. Principal payments due on the outstanding indebtedness are as follows:


              Fiscal Year Ended     Principal Payments
                                   (Dollars in thousands)
           ------------------      ----------------------
           Remainder of 1997         $   1,771
                  1998                   3,500
                  1999                  12,100
                  2000                   1,600
                                     ---------
                  Total              $  18,971
                                     =========


No assurance can be given that the Company will be able to make these payments when they become due.

     The terms of the agreements relating to (i) the loan from Kanematsu and
(ii) the lease with QRS 12-16, Inc., as Landlord for the Marrows Road facility, currently restrict the Company's ability to incur additional indebtedness other than in connection with the operation of its subsidiaries.

     The Merger

     In November 1996, the Company entered into a Merger Agreement with Commodore Environmental Services, Inc. (Commodore) providing for the acquisition of the Company by Commodore and the conversion of the Company's outstanding Common Stock and Series A Preferred Stock into common stock of Commodore (the Merger). The Company's Series E Redeemable Preferred Stock would be exchanged for shares of a newly created issue of Commodore Series D Preferred Stock. The Merger is subject to several conditions, including the completion of a public
offering of Commodore capital stock     with gross proceeds of at least $50
million. Commodore is continuing to seek an underwriter for such offering and, therefore, there can be no assurances given that the Merger will be consummated in the near future, if at all.

     In August 1996, in order to provide the Company with temporary liquidity by freeing up working capital which the Company had provided to its wholly-owned subsidiary, LPM, Commodore Applied Technologies, Inc. (Applied), a subsidiary of Commodore, extended a $1,500,000 line of credit to LPM. The line of credit is guaranteed by the Company and secured by the assets of LPM, excluding its proprietary technology. The principal balance outstanding will be due on the earlier of completion of the Merger or February 28, 1998 and bears interest at Citibank N.A.'s prime rate of interest. As additional consideration for the line of credit, the Company, through its affiliate, Lanxide Technology Company L.P., granted to Applied an exclusive worldwide (other than Japan) license for the use of LANXIDE(TM) technology in process reactor vessels for decontamination, remediation, neutralization, separation and destruction of (i) soils and substrates contaminated with PCBs and other halogenated substances,
(ii) PCBs and other halogenated substances in their unmixed form, (iii) other materials and substances subjected to Applied's SET process, (iv) low level nuclear waste, radionuclides and other radioactive matter, and (v) ordnance, chemical weapons and related materials.


     In September 1996, Commodore also agreed to provide LPM a $3.0 million line of credit to fund LPM's working capital deficiencies between November 1996 and March 1997. Commodore's obligation to lend such funds to LPM is subject to a number of conditions, including review by Commodore of the proposed use of such funds by LPM. Such line of credit matures on the earlier of February 28, 1998, or termination of the Merger solely as a result of either (i) the failure or refusal of the Company to comply with its various covenants and agreements contained in the Merger Agreement, or (ii) the Company's unsolicited receipt of a preemptive offer from an unaffiliated third party to purchase all or substantially all of the assets or securities of the Company which the Company's Board of Directors, in the exercise of its fiduciary duty to the Company's stockholders, elects to accept. The remaining financing available under these two lines of credit should be sufficient to meet the cash needs of the Company through March 1997.

     The Company is pursuing alternative sources of financing in an effort to satisfy its cash needs in the event the Merger is not consummated. Active licensing discussions, if successfully concluded, may also provide the cash needed. No assurances can be given, however, that the Company will be able to obtain such financing or conclude such licenses on acceptable terms.


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 17, 1996, certain stockholders of the Company, who owned an aggregate of 149,529 shares of the Company's old common stock prior to the consummation of the Company's Recapitalization Plan, filed a lawsuit in the United States District Court for the District of Colorado against the Company.

     The allegations in the Complaint arose from a settlement agreement entered into by the plaintiffs and the Company in March 1996 relating to the Company's Recapitalization Plan (the Settlement Agreement). Pursuant to the Settlement Agreement, the plaintiffs agreed to relinquish all claims against the Company relating to the Recapitalization Plan, including their demand for appraisal rights under Section 262 of the DGCL, in exchange for Units of the Company plus the right to purchase shares of the Company's new common stock and to receive warrants for additional shares of the Company's new common stock. In the Complaint, the plaintiffs alleged that the Company had breached the Settlement Agreement by substituting for the "new common stock," a class of restricted stock of a lesser value that was not contemplated by the Settlement Agreement.

     On January 30, 1997, the Company entered into a new settlement agreement with the plaintiffs (the New Settlement Agreement) pursuant to which the plaintiffs agreed to dismiss, with prejudice, their lawsuit against the Company, and the Company agreed to pay an aggregate of $200,000 to the plaintiffs in the form of a promissory note (the Lanxide Note). The Lanxide Note provides that the Company will pay the plaintiffs $50,000 plus accrued interest on July 1, 1997 and $10,000 plus accrued interest on the first of each month commencing on August 1, 1997 for fifteen months. Interest will accrue at a rate of 10% per annum. Pursuant to the New Settlement Agreement, Bentley J. Blum, a director and principal stockholder of the Company, executed a promissory note in favor of the plaintiffs (the Blum Note) with the same terms as the Lanxide Note, except that Mr. Blum has no obligations under the Blum Note unless an Event of Default occurs under the Lanxide Note.

ITEM 2. CHANGES IN SECURITIES

        Prior to November 14, 1996, the Company's Units consisted of one share of the Company's Series A Preferred Stock (the Series A Preferred Stock) and one warrant (the Unit Warrant) to purchase one-twentieth of a share of the Company's Common Stock. Pursuant to their terms, the Unit Warrants expired on November 14, 1996. Accordingly, each holder of Units is now a holder of Series A Preferred Stock only. The Series A Preferred Stock is traded on the NASDAQ OTC Bulletin Board under the symbol LNXIP.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a) *10.60   Agreement and Plan of Merger, dated November 13, 1996, by and among the Company, Commodore and COES Acquisition Corp.
               Incorporated by reference to Exhibit 1 to the Company's Current
               Report on Form 8-K, dated November 13, 1996.

      *10.61 Line of Credit Agreement, dated November 13, 1996, by and between Lanxide Performance Materials, Inc. and Commodore. Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K, dated November 13, 1996.

      *10.62 Line of Credit Promissory Note, dated November 13, 1996, by Lanxide Performance Materials, Inc. in favor of Commodore. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, dated November 13, 1996.

      *10.63 Security Agreement, dated November 13, 1996, by and between Lanxide Performance Materials, Inc. and Commodore. Incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K, dated November 13, 1996.

      *10.64 Guaranty, dated November 13, 1996, by the Company in favor of Commodore. Incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K, dated November 13, 1996.

      *10.65 Letter Agreement, dated November 13, 1996, by and between Lanxide Performance Materials, Inc. and Commodore Applied Technologies, Inc. Incorporated by reference to Exhibit 7 to the Company's Current Report on Form 8-K, dated November 13, 1996.

      *10.66 Joint Development Agreement, dated as of October 25, 1996, by and among Akebono Brake Industry Co., Ltd., Nihon Cement Company Ltd. and the Company. Incorporated by reference to Exhibit 10.66 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.
      *10.67 Joint Venture Agreement, dated as of October 25, 1996 by and among Akebono Brake Industry Co., Ltd., Nihon Cement Company Ltd., Lanxide K.K., Kanematsu Corporation and the Company. Incorporated by reference to Exhibit 10.67 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

      27       Financial Data Schedule

      * Previously filed.

  (b) The Company filed a Current Report on Form 8-K dated October 2, 1996, reporting the revised structure of the previously announced merger transaction with Commodore Environmental Services.

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

                                                  LANXIDE CORPORATION



Date:  February 13, 1997                By:       /s/Robert J. Ferris
                                            ------------------------------
                                            Robert J. Ferris
                                            Vice President - Administration
                                            Secretary and Treasurer
                                            (Duly Authorized Officer and
                                            Principal Accounting Officer)