Form 10KSB/A
period 1996-09-30
LANXIDE CORP
filed 1997-02-20
CIK 822972

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

                              TITLE OF EACH CLASS
                              ___________________

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

The aggregate market value of the voting stock held by non-affiliates at December 13, 1996, valued by reference to the bid price of such stock, was $8,952,435.

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



                                                  LANXIDE CORPORATION



Date:  February 20, 1997                By:       /s/Robert J. Ferris
                                             ________________________________
                                             Robert J. Ferris
                                             Vice President - Administration
                                             Secretary and Treasurer
                                             (Duly Authorized Officer and
                                             Principal Accounting Officer)