Form 10KSB/A
period 1996-09-30
LANXIDE CORP
filed 1997-03-18
CIK 822972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ___________

                                FORM 10-KSB/A-2

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
     (Address of principal executive offices)            (Zip Code)
                                 (302) 456-6200
                 Issuer's telephone number, including area code
                                  ___________

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

Transitional Small Business Disclosure Format (check one):
                       [   ] Yes         [ X ] No


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

   a. 2.3 Recapitalization Plan, dated October 10, 1995. Incorporated by reference to Exhibit 2.3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

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

     10.67 Joint Venture Agreement, dated as of October 25, 1996 by and among Akebono Brake Industry Co., Ltd., Nihon Cement Company Ltd., Lanxide K.K., Kanematsu Corporation and the Company. (Confidential Treatment Requested by Lanxide Corporation)

     21.1      Subsidiaries of the Company.

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



                                                LANXIDE CORPORATION



Date:  March 18, 1997                   By:     /s/Robert J. Ferris
                                             __________________________________
                                                Robert J. Ferris
                                                Vice President - Administration
                                                Secretary and Treasurer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)


                                 EXHIBIT INDEX

                                                                   Sequential
Exhibit                                                               Page
Number    Description                                                Number
______    ___________                                                ______

  2.3 Recapitalization Plan, dated October 10, 1995. Incorporated by reference to Exhibit 2.3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

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

 10.67 Joint Venture Agreement, dated as of October 25, 1996 by and among Akebono Brake Industry Co., Ltd., Nihon Cement Company Ltd., Lanxide K.K., Kanematsu Corporation and the Company. (Confidential Treatment Requested by Lanxide Corporation)

 21.1     Subsidiaries of the Company.

 27       Financial Data Schedule