Form 10QSB
period 1997-03-31
LANXIDE CORP
filed 1997-05-15
CIK 822972

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   _________

                                  FORM 10-QSB

               [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 1997


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

                    Yes                         No    X
                        ________                   ________

The number of shares of Common Stock outstanding as of May 13, 1997 was:
1,325,598.

                              LANXIDE CORPORATION

                               TABLE OF CONTENTS

                                                                        Page
                                                                       Number
                                                                       ______
PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements:

              Consolidated Balance Sheet at
              March 31, 1997 (Unaudited)..................................2

              Consolidated Statement of Operations
              for the Three Months and Six Months Ended
              March 31, 1997 and 1996 (Unaudited).........................3

              Consolidated Statement of Cash Flows
              for the Six Months Ended
              March 31, 1997 and 1996 (Unaudited).........................4

              Notes to Consolidated Financial
              Statements (Unaudited)..................................5 - 8

   Item 2.    Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition..............................................9 - 17

PART II.      OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K...........................18


                              LANXIDE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                       MARCH 31,
                                                                          1997
                                                                          ____
ASSETS
Cash and cash equivalents, including amounts restricted for use
     by majority-owned affiliate                                    $    4,283
Accounts receivable                                                      2,162
Other receivable                                                         1,936
Inventories                                                              2,222
Other current assets                                                       117
                                                                    ----------
  Total current assets                                                  10,720

Property and equipment, net                                             10,115
Investment in affiliate                                                    377
Other assets                                                               373
                                                                    ----------
                                                                    $   21,585
                                                                    ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current portion of long-term debt                                   $    6,834
Accounts payable and accrued expenses                                    2,867
Deferred revenue                                                         1,227
                                                                    ----------
  Total current liabilities                                             10,928

Long-term debt                                                          14,268
Deferred credit                                                            409
Deferred compensation                                                    1,305
                                                                    ----------
                                                                        26,910
                                                                    ----------
Minority interest in consolidated affiliates                             2,286
Redeemable Series E preferred stock
       (aggregate liquidation value, $261);
       26,100 shares issued and outstanding                                219
                                                                    ----------
Shareholders' deficit
    Preferred stock 15,000,000 shares authorized
       Series A preferred stock
        (aggregate liquidation value, $88,135) $.01 par value;
        1,101,685 shares issued and outstanding                             11
    Common stock, $.01 par value, 25,000,000 shares authorized:
        1,325,598 issued and outstanding                                    13
   Additional paid-in capital                                          188,446
   Accumulated deficit                                                (197,129)
   Cumulative translation adjustment                                       829
                                                                    ----------
      Shareholders' deficit                                             (7,830)
                                                                    ----------
                                                                    $   21,585
                                                                    ==========

                See notes to consolidated financial statements.

                                                     LANXIDE CORPORATION
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                        (Amounts in thousands, except per share data)
                                                         (Unaudited)
                                                           THREE MONTHS ENDED MARCH 31,              SIX MONTHS ENDED MARCH 31,
                                                               1997              1996                  1997              1996
                                                               ____              ____                  ____              ____
Revenue:
  Sales                                                  $    2,778        $      784            $    4,634        $    1,746
  Licensing revenue                                                             3,080                 8,200             5,980
  Research and development contract revenue                   1,256             1,621                 2,984             3,111
                                                         ----------        ----------            ----------        ----------
                                                              4,034             5,485                15,818            10,837
                                                         ----------        ----------            ----------        ----------
Operating costs:
  Cost of sales                                               2,573               764                 4,248             1,873
  Research and development contract costs                     1,188             1,148                 2,767             2,207
  Product development and engineering                         1,551             1,433                 3,003             2,620
  Selling, general and administration                         2,053             1,309                 4,248             2,749
                                                         ----------        ----------            ----------        ----------
                                                              7,365             4,654                14,266             9,449
                                                         ----------        ----------            ----------        ----------
Income (loss) from operations before minority allocation     (3,331)              831                 1,552             1,388
Minority allocation of operating (income) loss                   51              (346)               (1,146)               90
                                                         ----------        ----------            ----------        ----------
Income (loss) from operations                                (3,280)              485                   406             1,478

Equity in net loss of unconsolidated affiliates                                  (384)                                   (633)
Interest expense                                               (456)             (491)                 (857)             (992)
Other income                                                    166               632                   994               907
                                                         ----------        ----------            ----------        ----------
Income (loss) before income taxes                            (3,570)              242                   543               760
Income tax expense                                                                 40                    40                40
                                                         ----------        ----------            ----------        ----------
Net income (loss)                                            (3,570)              202                   503               720

Dividends on mandatorily redeemable preferred stock              (8)               (9)                  (15)              (31)
                                                         ----------        ----------            ----------        ----------
Net income (loss) applicable to common shares            $   (3,578)       $      193            $      488        $      689
                                                         ==========        ==========            ==========        ==========

Historical Income (Loss) Per Share
   Primary                                               $    (2.70)       $     0.10            $      .24        $     0.10
   Fully Diluted                                         $    (2.70)       $     0.10            $      .24        $     0.08

Proforma Income Per Share
   Primary                                                                                                         $     0.36
   Fully Diluted                                                                                                   $     0.35

Historical Average Common Shares Outstanding
   Primary                                                    1,326             1,947                 1,993             6,977
   Fully Diluted                                              1,326             1,989                 1,993             8,656

Proforma Average Common Shares Outstanding
   Primary                                                                                                              1,890
   Fully Diluted                                                                                                        1,968

                                       See notes to consolidated financial statements.

                                                LANXIDE CORPORATION
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                               SIX MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                           1997                1996
                                                                                           ____                ____
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $      503          $      720
Adjustments to reconcile net income to net cash used in operating activities:
 Depreciation and amortization                                                              946                 937
 Minority allocation of operating income (loss) and equity in net loss of
    unconsolidated affiliates                                                             1,146                 543
 Gain on the sale of equipment                                                              (45)
 Changes in assets and liabilities, net of effects of acquisitions and changes in consolidated affiliates:
    Increase in receivables                                                              (1,033)               (238)
    Increase in inventories                                                                (280)               (591)
    Decrease in other assets                                                                420                 773
    Decrease in accounts payable and accrued expenses                                       (50)             (1,262)
    Increase (decrease) in deferred revenue and deferred credit                             868              (4,918)
    Increase in other liabilities                                                            75                  51
                                                                                     ----------          ----------
   Net cash provided by (used in) operating activities                                    2,550              (3,985)
                                                                                     ----------          ----------
CASH FROM INVESTING ACTIVITIES:
 Capital additions                                                                         (312)               (518)
 Proceeds from the sale of equipment/building                                                90               6,853
                                                                                     ----------          ----------
   Net cash (used in) provided by investing activities                                     (222)              6,335
                                                                                     ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from common stock, net                                                                              3,212
 Proceeds from preferred stock, net                                                                             331
 Retirement of preferred stock                                                                                  (70)
 Retirement of a subsidiary's preferred stock                                            (4,680)
 Preferred stock dividends paid                                                                                  (1)
 Capital contributions to consolidated affiliates by commercial venture partners                                141
 Proceeds from issuance of debt obligations                                               3,825                 257
 Repayment of debt obligations                                                              (32)             (4,328)
                                                                                     ----------          ----------
   Net cash used in financing activities                                                   (887)               (458)
                                                                                     ----------          ----------
Effect of exchange rate translations                                                       (616)                 (4)
                                                                                     ----------          ----------
Net increase                                                                                825               1,888

Cash and cash equivalents, beginning of period                                            3,458               5,212
                                                                                     ----------          ----------
Cash and cash equivalents, end of period                                             $    4,283          $    7,100
                                                                                     ==========          ==========
Cash paid for interest                                                               $      776          $      891
                                                                                     ==========          ==========

                                  See notes to consolidated financial statements.

                              LANXIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. CONSOLIDATED FINANCIAL STATEMENTS
   _________________________________

   The consolidated balance sheet at March 31, 1997, the consolidated statements of operations for the three and six months ended March 31, 1997 and 1996 and the consolidated statement of cash flows for the six months ended March 31, 1997 and 1996 have been prepared by Lanxide Corporation (the Company) and have not been audited by the Company's Independent Auditors.
   In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

   These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1997 are not necessarily indicative of operating results for the full year.

2. CASH AND CASH EQUIVALENTS
   _________________________

   All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Included in the cash balances at March 31, 1997 are $2,518,000 held by a subsidiary company which amounts are not available to the Company.

3. INVENTORIES
   ___________

   Inventories are valued at the lower of cost (primarily average cost) or market and consist of the following:

                                                (Amounts in thousands)
          Raw materials and supplies                     955
          Work in process                                964
          Finished goods                                 303
                                                     -------
                                                       2,222
                                                     =======

4. PER SHARE DATA
   ______________

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

   During the three months ended March 31, 1997, all potential dilutive securities have an antidilutive effect on the loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

    For the six months ended March 31, 1997:
                                                                    Primary Average           Fully Diluted
                                                                    Common Shares            Average Common
                 Historical                                          Outstanding          Shares Outstanding
                 __________                                          ___________          __________________
Common shares outstanding                                              1,325,598                1,325,598
Assuming exercise of options and warrants                                443,604                  443,604
Assuming purchase of shares with proceeds of options and warrants       (185,850)                (185,850)
Assuming the conversion of convertible preferred stock                   409,768                  409,768
                                                                      ----------               ----------
Weighted average common shares                                         1,993,120                1,993,120
                                                                      ==========               ==========

    For the six months ended March 31, 1996:
                                                                   Primary Average           Fully Diluted
                                                                    Common Shares            Average Common
                 Historical                                          Outstanding          Shares Outstanding
                 __________                                          ___________          __________________
PRIOR TO RECAPITALIZATION (25% of Weighted Average)
Common shares outstanding                                             10,584,444               10,584,444
Assuming the conversion of convertible preferred stock                11,651,014               18,135,452
                                                                      ----------               ----------
                                                                      22,235,458               28,719,896
                                                                      ==========               ==========
AFTER RECAPITALIZATION (75% of Weighted Average)
Common shares outstanding                                              1,183,042                1,183,042
Assuming exercise of options and warrants                                495,346                  495,346
Assuming purchase of shares with proceeds of options and warrants       (201,427)                (123,969)
Assuming the conversion of convertible preferred stock                   413,478                  413,478
                                                                      ----------               ----------
                                                                       1,890,439                1,967,897
                                                                      ==========               ==========

Weighted average common shares                                         6,976,694                8,655,897
                                                                      ==========               ==========
                                                                   Primary Average           Fully Diluted
                                                                    Common Shares            Average Common
                 Proforma                                            Outstanding          Shares Outstanding
                 __________                                          ___________          __________________
Common shares outstanding                                              1,183,042                1,183,042
Assuming exercise of options and warrants                                495,346                  495,346
Assuming purchase of shares with proceeds of options and warrants       (201,427)                (123,969)
Assuming the conversion of convertible preferred stock                   413,478                  413,478
                                                                      ----------               ----------
Weighted average common shares                                         1,890,439                1,967,897
                                                                      ==========               ==========

    For the three months ended March 31, 1996:
                                                                   Primary Average           Fully Diluted
                                                                    Common Shares            Average Common
                 Historical                                          Outstanding          Shares Outstanding
                 __________                                          ___________          __________________
Common shares outstanding                                              1,183,754                1,183,754
Assuming exercise of options and warrants                                527,464                  527,464
Assuming purchase of shares with proceeds of options and warrants       (177,453)                (135,751)
Assuming the conversion of convertible preferred stock                   413,478                  413,478
                                                                      ----------               ----------
Weighted average common shares                                         1,947,243                1,988,945
                                                                      ==========               ==========

5. SIGNIFICANT EVENTS
   __________________

        SETTLEMENT OF A STOCKHOLDER LAWSUIT

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

   The Company recorded a charge of $74,000 in March 1996 relating to the Settlement Agreement and a charge of $92,000 in January 1997 relating to the New Settlement Agreement. The remaining $34,000 represents the value of the plaintiffs' shares returned to the Company as part of the New Settlement Agreement.

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


6. UNAUDITED PROFORMA RESULTS OF OPERATIONS:

   The following summarizes the condensed proforma results of operations of the Company for the six months ended March 31, 1996 to give effect to the purchase of E. I. Du Pont de Nemours & Company's interests in Lanxide Armor Company, L.P. and Lanxide Electronic Components, Inc. on June 28, 1996, as if they had occurred on October 1, 1995.

                                    (Amounts in thousands except per share data)

      Revenue                                              $   13,813
      Income from operations                               $      423
      Net loss                                             $      (89)
      Historical loss per share                            $     (.03)
      Proforma loss per share                              $     (.08)
      Historical Average Common Shares Outstanding              3,533
      Proforma Average Common Shares Outstanding                1,183


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is a discussion of the consolidated financial condition and results of operations of the Lanxide Corporation and its majority-owned affiliates (the Company) for the three and six months ended March 31, 1997 and 1996, as well as certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this 10-QSB.

OVERVIEW

     Historically, the Company's revenues were derived primarily from research contracts and development agreements with E.I. DuPont de Nemours & Company (DuPont) and the U.S. Government, and a substantial portion of its research, development and engineering and other operating costs were funded by Alcan Aluminium Limited and its affiliates (Alcan), DuPont and Kanematsu Corporation (Kanematsu) through the Company's consolidated affiliates. More recently, the Company's revenues consist mainly of technology licensing revenue and sales to outside customers and, to a lesser degree, contract funding. The Company operates principally in the United States and to some degree in Japan through its subsidiary, Lanxide K.K.

     During fiscal year 1995, the Company embarked on a program to license its technology in certain specific market sectors by product and geography in order to generate immediate cash for the Company. Since implementing this strategy, the Company consummated license agreements with A.P. Green Industries, Inc. (A.P. Green), Waupaca Foundry, Inc. (Waupaca), Sturm Ruger & Company, Inc. (Sturm Ruger), Brembo S.p.A. (Brembo) and AKN Corporation (AKN) which generated initial license fees, as well as future license fees and royalties which are subject to certain termination clauses. In addition, the Company entered into two license agreements pursuant to the sale of two wholly-owned subsidiaries and converted its joint venture with Nihon Cement Co., Ltd (Nihon) into a license and royalty arrangement. On December 6, 1996, Waupaca notified the Company that it would not exercise its right to extend its license beyond March 31, 1997.

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

     Product development and engineering (PD&E) costs represent costs incurred for projects sponsored by the Company and/or its commercial venture partners through the Company's consolidated affiliates. This includes PD&E costs expended in support of the Company's patent portfolio. Operating income and losses allocated to commercial venture partners through the Company's consolidated affiliates are reported under "Minority allocation of operating (income) loss."

     SIGNIFICANT CUSTOMERS; COMMERCIAL RELATIONSHIPS WITH THE U.S. GOVERNMENT

     The Company's significant revenue sources in the first six months of fiscal year 1997 consist primarily of (i) technology licensing revenues; (ii) U.S. Government contract funding; (iii) revenues from a brake component development program between the Company and AKN; and (iv) sales revenues of consolidated subsidiaries of the Company.

     The U.S. Government is a significant customer of the Company. Contract revenues received from the Government amounted to $1,088,000 and $1,201,000 for the six months ended March 31, 1997 and 1996, respectively. Currently, the Company has seven government contracts totaling $2.1 million of which $1.2 million has been billed through March 31, 1997. The Company anticipates revenues of $1.7 million in 1997 associated with these government contracts. These contracts may be terminated at the convenience of the government upon written notice to the Company. Termination of these contracts would adversely affect the Company.

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

The ownership interests of these commercial ventures prior to and following the Ownership Change are as follows:


                        Lanxide-Ownership       DuPont-Ownership
                        _________________       ________________

                       Before       After      Before       After
                       ______       _____      ______       _____

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

     LAP, LEC and DLC sublease space from the Company primarily in the Marrows Road manufacturing facility. Also, the Company provides accounting, purchasing, payroll and human resource services to these ventures. Amounts received by the Company from unconsolidated affiliates for administrative and facilities costs and services are reflected as a reduction to selling, general and administrative expense, which totaled $288,000 and $1,262,000 for the six months ended March 31, 1997 and 1996, respectively.

     These three commercial ventures also contract R&D services from the Company. Revenue received by the Company from unconsolidated affiliates are recorded as contract revenue, which totaled $707,000 and $612,000 for the six months ended March 31, 1997 and 1996, respectively.

     PERCENTAGE RELATIONSHIP TO NET REVENUES

     The following table sets forth the percentage relationship to net revenues of certain items in the Company's Consolidated Statement of Operations for the periods presented:

                                                             Six months ended        Three months ended
                                                                March 31,                March 31,
                                                            1997        1996          1997       1996
                                                            ____        ____          ____       ____

   Revenues                                                 100%         100%         100%         100%
   Operating costs:
        Cost of sales                                       (27)         (17)         (64)         (14)
        Research and development contract costs             (17)         (20)         (29)         (21)
        Product development and engineering                 (19)         (24)         (38)         (26)
        Selling, general, and administrative                (27)         (25)         (51)         (24)
   Minority allocation of operating (income) loss            (7)           1            1           (6)
   Equity in net loss of unconsolidated affiliates                        (6)                       (7)
   Interest expense                                          (5)          (9)         (11)          (9)
   Other income                                               6            8            4           12
   Net income (loss)                                          3            7          (88)           4

     SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

     The Company recorded net income of $503,000 on revenues of $15,818,000 for the six months ended March 31, 1997, as compared to a $720,000 net income on revenues of $10,837,000 during the six months ended March 31, 1996. Significant events occurring during these periods which impacted the results comparison include the following:

     1.) The consolidation of the full operations of LAP and LEC as a result of the Ownership Change which took place in June 1996.

     2.) The completion of a $3.0 million government contract in December 1996.

     3.) The revenue recorded in fiscal 1996 associated with the amortization of equipment purchased under contract related to the brake component development program with Nihon (which ended in April 1996).

     4.) The completion of a brake components licensing agreement by Lanxide
         K.K., the Company's subsidiary, in October 1996, the impact of which was partially diluted by Kanematsu's 35% ownership in Lanxide K.K.

     NET SALES AND COST OF SALES

     Consolidated sales increased by $2,888,000, from $1,746,000 to $4,634,000, and cost of sales increased by $2,375,000, from $1,873,000 to $4,248,000, compared to the prior period. These increases are primarily attributable to the consolidation of LAP operations in fiscal 1997 due to the Ownership Change as well as additional commercial sales by LEC and Lanxide K.K. The positive increase in the gross margin was caused by (i) manufacturing improvements and
(ii) allocation of the Company's fixed costs over a larger amount of sales.

     LICENSING REVENUE

     Licensing revenue of $8,200,000 and $5,980,000 during the six months ended March 31, 1997 and 1996, respectively, relates to the following license agreements:

                                    (Dollars in thousands)
                                  Six months ended March 31,
                                      1997          1996
                                      ____          ____

      Waupaca                                      $ 2,000
      A.P. Green                                       500
      Brembo                        $   400            400
      Sturm Ruger                                    1,000
      Nihon Cement                                   2,080
      AKN                             7,800
                                    -------        -------
                                    $ 8,200        $ 5,980
                                    =======        =======

     The Waupaca license was in the area of automotive brake system components and certain agricultural machine wear components. On December 6, 1996, Waupaca notified the Company that it would not exercise its right under the agreement to extend its license beyond March 31, 1997. Waupaca indicated that it viewed its rate of market penetration with the new technology as insufficient in light of large demands for investment in Waupaca's expanding cast iron business.

     Pursuant to the A.P. Green license agreement, A.P. Green has the exclusive and perpetual right to use LANXIDE(TM) technology to make, use and sell industrial refractories, other than those employed in the ferrous metal industry, worldwide except for Japan. Subject to its unilateral right to terminate this license, A.P. Green is required to make the following additional payments totaling $1,050,000 over the next year: $250,000 in April 1997, which was received; $300,000 in July 1997; and $500,000 in January 1998. A.P. Green will also pay to the Company royalties on annual sales of products manufactured and sold under the license.

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

     On March 28, 1996, Lanxide K.K. sold its remaining 50% ownership interest in Celanx KK to Nihon effectively giving Nihon sole ownership of the license to manufacture, market and sell precision instruments in Japan. As consideration for its interest in Celanx KK, Lanxide K.K. will receive ongoing royalties from precision instrument sales generated by Celanx KK. Concurrent with this sale, Lanxide K.K. reacquired its wear products license from Celanx KK. As a result of this transaction, Lanxide K.K. recorded license revenue of $2,080,000.

      In October 1996, the Company signed a non-exclusive license agreement with AKN for the manufacture, use and sale of brake components in Southeast Asia and Oceania. AKN is a newly created joint venture of three global companies headquartered in Japan: Akebono Brake Industry Co., Ltd (Akebono); Nihon; and Kanematsu. The joint venture is also licensed by Lanxide K.K. for the manufacture, use and sale of brake products in Japan. Under the agreement, AKN made an initial payment of $4.0 million to the Company in November 1996. In addition, AKN is required to make payments totaling $4.0 million to Lanxide K.K., payable in four equal installments. The first two payments were received in November 1996 and January 1997. The remaining two payments are due on June 30, 1997 and December 31, 1997. Of the $8.0 million to be received under the license agreements, $7.8 million was recorded as licensing revenue in the first quarter of fiscal 1997. The license also requires AKN to pay a royalty on all sales of licensed products. The agreement grants AKN the option to execute an exclusive manufacturing license in Southeast Asia and Oceania for an additional $4.0 million. This option expires in September 1997 and payment of $4.0 million is due no later than September 1998.

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

     RESEARCH AND DEVELOPMENT CONTRACT REVENUE AND CONTRACT COSTS

     Research and development contract revenue decreased $127,000, from $3,111,000 to $2,984,000, and contract costs increased $560,000, from $2,207,000 to $2,767,000, compared to the prior period. The change in the gross margin was primarily attributable to contract revenue associated with the amortization of equipment purchased under contract in fiscal 1996 related to the brake component development program with Nihon. The costs associated with such equipment will be recorded as depreciation expense over a ten year period.

     PRODUCT DEVELOPMENT AND ENGINEERING

     PD&E spending increased by $383,000, from $2,620,000 to $3,003,000, for the periods presented. This increase was principally due to the consolidation of LAP operations due to the previously mentioned Ownership Change.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $1,499,000, from $2,749,000 to $4,248,000, over the prior period. This increase was mainly attributable to three factors:

     1.) The consolidation of LAP operations in fiscal 1997 due to the Ownership Change.

     2.) An expansion of the operations of Lanxide Performance Materials, Inc.
         (LPM) a wholly-owned subsidiary, since March 1996.

     3.) The parent company incurred additional costs associated with (i) being a publicly held company and (ii) the continued pursuit of the licensing strategy.

     Included in selling, general and administrative expenses are reimbursements of $288,000 and $1,262,000 for 1997 and 1996, respectively, received from unconsolidated affiliates for administrative and facilities costs and services.

     MINORITY ALLOCATION OF OPERATING (INCOME) LOSS

     The Company recorded $1,146,000 in minority allocation of operating income for the six months ending March 31, 1997 as compared to $90,000 in minority allocation of operating loss for the prior period. This change was primarily attributable to $3.9 million in licensing revenue recorded by Lanxide K.K. from AKN in October 1996, of which, 35% was allocated to the minority owner. In March 1996, Lanxide K.K. recorded license revenue of $2,080,000 associated with the sale of its remaining 50% ownership interest in Celanx KK to Nihon, of which, 35% was allocated to the minority owner.

     EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES

     In fiscal 1996, the equity in net loss of unconsolidated affiliates was $633,000. These losses pertained to the following:

     1.) The Company's 27% share of the losses of LAC. As a result of the Ownership Change, LAC was consolidated into the Company's financials starting in June 1996.

     2.) The start-up losses associated with Celanx KK, a subsidiary of Lanxide
         K.K., which was sold in March 1996.

     INTEREST EXPENSE

     Interest expense decreased 14%, from $992,000 to $857,000, compared to the prior period. This decrease reflects the prepayment of a $4.1 million mortgage on the Marrows Road facility in March 1996. This prepayment occurred when the Company consummated the sale and leaseback of the facility in the second quarter of fiscal 1996. Partially offsetting this reduction is the interest associated with the $4.5 million in loans from Commodore Environmental Services, Inc. and Commodore Applied Technologies, Inc. See "The Merger" in the Liquidity and Capital Resources section.

     OTHER INCOME

     Other income increased $87,000 from $907,000 to $994,000. This minor increase was due to variety of factors including the reversal of accrued dividends on preferred stock of a subsidiary in the first quarter of fiscal 1997.

     INCOME TAX EXPENSE

     In 1997 and 1996, the $40,000 in income tax expense reflects taxes withheld on foreign source income.

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO
     THREE MONTHS ENDED MARCH 31, 1996

     The following table presents the results of operations for the three months ended March 31, 1997 and 1996. Additionally, the table presents the differences between the quarters in terms of dollars and percentages. The analysis of the six month changes presented on the previous pages also serves to explain the quarterly changes presented below.

                                                 For the three months ended March 31,
                                                          1997          1996      Difference   % Difference
                                                          ____          ____      __________   ____________

  Sales                                              $    2,778      $    784    $    1,994        254%
  Licensing revenue                                                     3,080        (3,080)      (100)
  Research and development contract revenue               1,256         1,621          (365)       (23)

  Cost of sales                                           2,573           764         1,809        237
  Research and development contract costs                 1,188         1,148            40          3
  Product development and engineering                     1,551         1,433           118          8
  Selling, general and administrative                     2,053         1,309           744         57

  Minority allocation of operating (income) loss             51          (346)          397       (115)

  Equity in net loss of unconsolidated affiliate                         (384)          384       (100)
  Interest expense                                         (456)         (491)           35         (7)
  Other income                                       $      166           632           466        (74)
  Income tax expense                                                 $     40    $       40       (100)%

Liquidity and Capital Resources

     Since its inception, the Company has financed its working capital and capital expenditure requirements with the proceeds from the sale of stock, borrowings, product sales, research and development contracts and, more recently, technology licensing revenues. The Company had working capital of negative $208,000 at March 31, 1997, as compared to $4,367,000 at September 30, 1996. The consolidated cash balance at March 31, 1997 was $4,283,000 (including $2,518,000 held by a subsidiary company which is unavailable to the Company for general corporate purposes).

     At March 31, 1997, the Company had no significant commitments to purchase capital equipment. However, the Company signed four leases during the second quarter of fiscal 1997. These transactions were accounted for as capital leases and amounted to $404,000. This strategy enabled the Company to purchase needed equipment without utilizing valuable cash resources. The payments required on the leases are reflected in the debt payout schedule discussed later.

     During the first quarter of fiscal 1997, the Company repurchased the $4.0 million of Lanxide Wear Products, Inc.'s preferred stock held by Nihon.

     In March 1995, the Company implemented a licensing strategy and has since signed five technology licensing agreements which provide funds for the continuing operations of the Company. Although one of these licensees gave notice to the Company in December 1996 that it would not renew its license beyond March 31, 1997, and another license agreement contained a one-time payment in fiscal 1995, the remaining license agreements form a financial base to cover a portion of the Company's operating expenses in 1997 and beyond. License agreements which are currently in effect, but some of which are subject to cancellation by the licensee with prior notice, are expected to provide the following funds in addition to various royalty payments:

                          License Agreements
                        (Dollars in millions)

                              1997       1998          1999
                              ____       ____          ____

     A.P. Green                0.6        0.5           -
     Brembo                    0.8        0.4          0.3
     AKN                       7.0        1.0           -


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

     The Company has a $6.0 million revolving credit and term note with PNC Bank, Delaware, guaranteed by DuPont, under which all available amounts have been drawn. The note bears interest at the prime rate and is payable in installments from March 1997 to March 2000. The Company also has a $10.0 million secured revolving credit and term note with Kanematsu under which all available amounts have been drawn. This note bears interest at 2% above LIBOR and matures in full in December 1998. During the latter part of 1996, LPM established an aggregate line of credit of $4.5 million with Commodore Environmental Services, Inc. and Commodore Applied Technologies, Inc. As of March 31, 1997, LPM had drawn all available amounts under this line. See "The Merger" below. Principal payments due on the outstanding indebtedness are as follows:


              Fiscal Year Ended     Principal Payments
              _________________     __________________
                                   (Dollars in thousands)

           Remainder of 1997           $    608
                  1998                    6,559
                  1999                   12,165
                  2000                    1,671
                  2001                       78
                  2002                       21
                                       --------
                  Total                $ 21,102
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

     THE MERGER

     In November 1996, the Company entered into a Merger Agreement with Commodore Environmental Services, Inc. (Commodore) providing for the acquisition of the Company by Commodore and the conversion of the Company's outstanding Common Stock and Series A Preferred Stock into common stock of Commodore (the Merger). The Company's Series E Redeemable Preferred Stock would be exchanged for shares of a newly created issue of Commodore Series D Preferred Stock. The Merger is subject to several conditions, including the completion of a public offering of Commodore capital stock with gross proceeds of at least $50 million. Commodore is continuing to seek an underwriter for such offering and, therefore, there can be no assurances given that the Merger will be consummated in the near future, if at all. The Company is also pursuing alternative sources of financing in an effort to satisfy its cash needs in the event the Merger is not consummated. No assurances can be given, however, that the Company will be successful in obtaining alternative financing on acceptable terms.

     In August 1996, in order to provide the Company with temporary liquidity by freeing up working capital which the Company had provided to its wholly-owned subsidiary, LPM, Commodore Applied Technologies, Inc. (Applied), a subsidiary of Commodore, extended a $1.5 million line of credit to LPM. The line of credit is guaranteed by the Company and secured by the assets of LPM, excluding its proprietary technology. The principal balance outstanding will be due on the earlier of completion of the Merger or February 28, 1998 and bears interest at Citibank N.A.'s prime rate of interest. As additional consideration for the line of credit, the Company, through its affiliate, Lanxide Technology Company L.P., granted to Applied an exclusive worldwide (other than Japan) license for the use of LANXIDE(TM) technology in process reactor vessels for decontamination, remediation, neutralization, separation and destruction of (i) soils and substrates contaminated with PCBs and other halogenated substances,
(ii) PCBs and other halogenated substances in their unmixed form, (iii) other materials and substances subjected to Applied's SET process, (iv) low level nuclear waste, radionuclides and other radioactive matter, and (v) ordnance, chemical weapons and related materials.

     In September 1996, Commodore also agreed to provide LPM a $3.0 million line of credit to fund LPM's working capital deficiencies between November 1996 and March 1997. The line of credit is guaranteed by the Company and secured by the assets of LPM, excluding its proprietary technology. Such line of credit matures on February 28, 1998.

     The Company's immediate cash needs are being met through cash reserves, working capital from operations and license fees due under existing agreements. However, the Company remains critically dependent on achieving new licensing arrangements or alternative financing in the near term to sustain its current operations. No assurances can be given, however, that the Company will be able to conclude such licenses or obtain such financing on acceptable terms.


PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      10.68 Settlement Agreement, dated January 30, 1997, among the Company, the plaintiffs listed in Exhibit A thereto, (the "Plaintiffs") and Bentley J. Blum.

      10.69 Promissory Note of the Company, dated January 30, 1997 in favor of the Plaintiffs. Incorporated by reference to Exhibit B of Exhibit
            10.68 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.

      27    Financial Data Schedule


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  LANXIDE CORPORATION



Date:  May 15, 1997                By:       /s/Robert J. Ferris
                                        _____________________________________

                                        Robert J. Ferris
                                        Vice President - Administration
                                        Secretary and Treasurer
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)