Form 10QSB/A
period 1997-03-31
LANXIDE CORP
filed 1997-05-29
CIK 822972

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ___________

                                 FORM 10-QSB/A

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


                               _________________



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

                    Yes                           No    X
                        _______                      _______

The number of shares of Common Stock outstanding as of May 13, 1997 was:
1,325,598.


THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, INCLUDING STATEMENTS UNDER ITEM 1. FINANCIAL STATEMENTS AND ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES:
(I) COMPETITIVE CONDITIONS IN THE INDUSTRIES IN WHICH THE COMPANY OPERATES;
(II) INABILITY TO INCREASE MARKET ACCEPTANCE OF PRODUCTS CREATED BY ONE OR MORE OF THE COMPANY'S TECHNOLOGIES; AND (III) GENERAL ECONOMIC CONDITIONS THAT ARE LESS FAVORABLE THAN EXPECTED.


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  LANXIDE CORPORATION



Date:  May 29, 1997                By:       /s/Robert J. Ferris
                                        _______________________________________

                                             Robert J. Ferris
                                             Vice President - Administration
                                             Secretary and Treasurer
                                             (Duly Authorized Officer and
                                             Principal Accounting Officer)