Form 10QSB
period 1997-06-30
LANXIDE CORP
filed 1997-08-14
CIK 822972

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  ___________

                                  FORM 10-QSB

               [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                                       OR


              [    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE TRANSITION PERIOD FROM           TO
                                              _________   _________


                          COMMISSION FILE NO.  0-16293


                              LANXIDE CORPORATION
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


        DELAWARE                                              51-0270253
(STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

    1300 MARROWS ROAD, NEWARK, DE                             19714-6077
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (302) 456-6200
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE


                                _______________



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

                    YES                           NO    X
                        ________                     ________

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 12, 1997 WAS:
1,325,598.

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


                              LANXIDE CORPORATION

                               TABLE OF CONTENTS

                                                                        Page
                                                                       Number
                                                                       ______
PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements:

              Consolidated Balance Sheet at
              June 30, 1997 (Unaudited)...................................2

              Consolidated Statement of Operations
              for the Three Months and Nine Months Ended
              June 30, 1997 and 1996 (Unaudited)..........................3

              Consolidated Statement of Cash Flows
              for the Nine Months Ended
              June 30, 1997 and 1996 (Unaudited)..........................4

              Notes to Consolidated Financial
              Statements (Unaudited)..................................5 - 8

   Item 2.    Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition..............................................9 - 16

PART II.      OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K...........................17


                              LANXIDE CORPORATION
                              ____________________

                           CONSOLIDATED BALANCE SHEET
                           __________________________

                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                      JUNE 30,
ASSETS                                                                  1997
______                                                                  ____

Cash and cash equivalents, including amounts restricted for use
     by majority-owned affiliate                                   $     4,701
Accounts receivable                                                      1,402
Other receivable                                                         1,017
Inventories                                                              2,691
Other current assets                                                       152
                                                                   -----------
  Total current assets                                                   9,963

Property and equipment, net                                              9,902
Investment in affiliate                                                    377
Other assets                                                               397
                                                                   -----------
                                                                   $    20,639
                                                                   ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
_____________________________________

Current portion of long-term debt                                  $     6,847
Accounts payable and accrued expenses                                    3,555
Deferred compensation                                                    1,318
Deferred revenue                                                         1,345
                                                                   -----------
  Total current liabilities                                             13,065

Long-term debt                                                          14,410
Deferred credit                                                            383
Deferred compensation                                                       20
                                                                   -----------
                                                                        27,878
                                                                   -----------
Minority interest in consolidated affiliates                             2,232
Redeemable Series E preferred stock
       (aggregate liquidation value, $261);
       26,100 shares issued and outstanding                                222
                                                                   -----------
Shareholders' deficit
    Preferred stock 15,000,000 shares authorized
       Series A preferred stock
        (aggregate liquidation value, $88,135) $.01 par value;
        1,101,683 shares issued and outstanding                             11
    Common stock, $.01 par value, 25,000,000 shares authorized:
        1,325,598 issued and outstanding                                    13
   Additional paid-in capital                                          188,446
   Accumulated deficit                                                (199,263)
   Cumulative translation adjustment                                     1,100
                                                                   -----------
      Shareholders' deficit                                             (9,693)
                                                                   -----------
                                                                   $    20,639
                                                                   ===========

                See notes to consolidated financial statements.

                                                   LANXIDE CORPORATION
                                                   ___________________

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                           ____________________________________

                                      (Amounts in thousands, except per share data)
                                                       (Unaudited)
                                                        THREE MONTHS ENDED JUNE 30,              NINE MONTHS ENDED JUNE 30,
                                                           1997             1996                   1997             1996
                                                           ____             ____                   ____             ____
Revenue:
  Sales                                                $    1,817       $    1,727             $    6,451       $    3,473
  Licensing revenue                                         1,550                                   9,750            5,980
  Research and development contract revenue                 1,167            1,103                  4,151            4,214
                                                       ----------       ----------             ----------       ----------
                                                            4,534            2,830                 20,352           13,667
                                                       ----------       ----------             ----------       ----------
Operating costs:
  Cost of sales                                             1,581            1,353                  5,829            3,226
  Research and development contract costs                     820              841                  3,587            3,048
  Product development and engineering                       1,983            1,847                  4,986            4,467
  Selling, general and administration                       1,933            1,707                  6,181            4,456
                                                       ----------       ----------             ----------       ----------
                                                            6,317            5,748                 20,583           15,197
                                                       ----------       ----------             ----------       ----------
Loss from operations before minority allocation            (1,783)          (2,918)                  (231)          (1,530)

Minority allocation of operating (income) loss                202              231                   (944)             321
                                                       ----------       ----------             ----------       ----------
Loss from operations                                       (1,581)          (2,687)                (1,175)          (1,209)

Equity in net loss of unconsolidated affiliates                               (352)                                   (985)
Interest expense                                             (471)            (375)                (1,328)          (1,367)
Gain on sale of subsidiaries                                                 7,513                                   7,513
Other income                                                    1               14                    995              921
                                                       ----------       ----------             ----------       ----------
Income (loss) before income taxes                          (2,051)           4,113                 (1,508)           4,873
Income tax expense                                             80                                     120               40
                                                       ----------       ----------             ----------       ----------
Net income (loss)                                          (2,131)           4,113                 (1,628)           4,833

Dividends on mandatorily redeemable preferred stock            (8)              (7)                   (23)             (38)
                                                       ----------       ----------             ----------       ----------
Net income (loss) applicable to common shares          $   (2,139)      $    4,106             $   (1,651)      $    4,795
                                                       ==========       ==========             ==========       ==========
Historical Income (Loss) Per Share
   Primary                                             $    (1.61)      $     2.05             $    (1.25)      $     0.90
   Fully Diluted                                       $    (1.61)      $     2.05             $    (1.25)      $     0.75

Proforma Income Per Share
   Primary                                                                                                      $     2.47
   Fully Diluted                                                                                                $     2.43

Historical Average Common Shares Outstanding
   Primary                                                  1,326            1,999                  1,326            5,323
   Fully Diluted                                            1,326            1,999                  1,326            6,434

Proforma Average Common Shares Outstanding
   Primary                                                                                                           1,940
   Fully Diluted                                                                                                     1,976

                                     See notes to consolidated financial statements.

                                                LANXIDE CORPORATION
                                                ___________________

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                       _____________________________________

                                              (Dollars in Thousands)
                                                    (Unaudited)
                                                                                              NINE MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                                  ________
                                                                                          1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:                                                     ____                ____
Net income (loss)                                                                    $   (1,628)         $    4,833
Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
 Depreciation and amortization                                                            1,420               1,130
 Minority allocation of operating income (loss) and equity in net loss of
    unconsolidated affiliates                                                               944                 664
 Gain on sale of subsidiaries                                                                                (7,513)
 Gain on the sale of equipment                                                              (81)
 Changes in assets and liabilities, net of effects of acquisitions and changes in consolidated affiliates:
    Decrease (increase) in receivables                                                      646                (492)
    Increase in inventories                                                                (749)               (715)
    Decrease in other assets                                                                361                 649
    Increase (decrease) in accounts payable and accrued expenses                            688              (1,552)
    Increase (decrease) in deferred revenue and deferred credit                             960              (5,228)
    Increase in other liabilities                                                           108                  79
                                                                                     ----------          ----------
   Net cash provided by (used in) operating activities                                    2,669              (8,145)
                                                                                     ----------          ----------
CASH FROM INVESTING ACTIVITIES:
 Capital additions                                                                         (434)               (588)
 Proceeds from the sale of property and equipment                                           115               6,853
 Proceeds from sale of investment in unconsolidated affiliate                                                 1,250
 Cash effect of change of ownership percentage of affiliates                                                    864
                                                                                     ----------          ----------
   Net cash (used in) provided by investing activities                                     (319)              8,379
                                                                                     ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from common stock, net                                                                              3,812
 Proceeds from preferred stock, net                                                                             331
 Retirement of preferred stock                                                                                  (70)
 Retirement of a subsidiary's preferred stock                                            (4,680)
 Preferred stock dividends paid                                                                                  (1)
 Proceeds from issuance of debt obligations                                               4,141                 257
 Repayment of debt obligations                                                             (371)             (4,334)
                                                                                     ----------          ----------
   Net cash used in financing activities                                                   (910)                 (5)
                                                                                     ----------          ----------
Effect of exchange rate translations                                                       (197)               (160)
                                                                                     ----------          ----------
Net increase                                                                              1,243                  69

Cash and cash equivalents, beginning of period                                            3,458               5,212
                                                                                     ----------          ----------
Cash and cash equivalents, end of period                                             $    4,701          $    5,281
                                                                                     ==========          ==========
Cash paid for interest                                                               $    1,173          $    1,322
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

                              LANXIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   CONSOLIDATED FINANCIAL STATEMENTS
     _________________________________

     The consolidated balance sheet at June 30, 1997, the consolidated statements of operations for the three and nine months ended June 30, 1997 and 1996 and the consolidated statement of cash flows for the nine months ended June 30, 1997 and 1996 have been prepared by Lanxide Corporation (the Company) and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.

          These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 1997 are not necessarily indicative of operating results for the full year.

2.   CASH AND CASH EQUIVALENTS
     _________________________

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Included in the cash balances at June 30, 1997 are $3,117,000 held by a subsidiary company which amounts are not otherwise available to the Company.

3.   INVENTORIES
     ___________

     Inventories are valued at the lower of cost (primarily average cost) or market and consist of the following:

                                                (Amounts in thousands)
          Raw materials and supplies                $    876
          Work in process                              1,290
          Finished goods                                 525
                                                    --------
                                                    $  2,691
                                                    ========

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

     During the three and nine months ended June 30, 1997, all potential dilutive securities have an antidilutive effect on the loss per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding.

     FOR THE NINE MONTHS ENDED JUNE 30, 1996:
                                                                      PRIMARY AVERAGE                   FULLY DILUTED AVERAGE
                                                                 COMMON SHARES OUTSTANDING            COMMON SHARES OUTSTANDING
                                                                 _________________________            _________________________
          HISTORICAL
PRIOR TO RECAPITALIZATION (16.67% of Weighted Average)
Common shares outstanding                                                  10,584,444                         10,584,444
Assuming the conversion of convertible preferred stock                     11,651,014                         18,135,452
                                                                           ----------                         ----------
                                                                           22,235,458                         28,719,896
                                                                           ==========                         ==========

AFTER RECAPITALIZATION (83.33% of Weighted Average)
Common shares outstanding                                                   1,187,986                          1,187,986
Assuming exercise of options and warrants                                     523,882                            523,882
Assuming purchase of shares with proceeds of options and warrants            (184,983)                          (149,009)
Assuming the conversion of convertible preferred stock                        413,466                            413,466
                                                                           ----------                         ----------
                                                                            1,940,351                          1,976,325
                                                                           ==========                         ==========

     Weighted average common shares                                         5,322,869                          6,433,587
                                                                           ==========                         ==========
                                                                      PRIMARY AVERAGE                   FULLY DILUTED AVERAGE
                                                                 COMMON SHARES OUTSTANDING            COMMON SHARES OUTSTANDING
                                                                 _________________________            _________________________
          PROFORMA
Common shares outstanding                                                   1,187,986                          1,187,986
Assuming exercise of options and warrants                                     523,882                            523,882
Assuming purchase of shares with proceeds of options and warrants            (184,983)                          (149,009)
Assuming the conversion of convertible preferred stock                        413,466                            413,466
                                                                           ----------                         ----------
     Weighted average common shares                                         1,940,351                          1,976,325
                                                                           ==========                         ==========

FOR THE THREE MONTHS ENDED JUNE 30, 1996:
                                                                      PRIMARY AVERAGE                   FULLY DILUTED AVERAGE
                                                                 COMMON SHARES OUTSTANDING            COMMON SHARES OUTSTANDING
                                                                 _________________________            _________________________
          HISTORICAL
Common shares outstanding                                                   1,195,493                          1,195,493
Assuming exercise of options and warrants                                     549,998                            549,998
Assuming purchase of shares with proceeds of options and warrants            (160,196)                          (160,196)
Assuming the conversion of convertible preferred stock                        413,449                            413,449
                                                                           ----------                         ----------
     Weighted average common shares                                         1,998,744                          1,998,744
                                                                           ==========                         ==========


5.   SIGNIFICANT EVENTS
     __________________

     Stock Purchase by Commodore

     Commodore Environmental Services, Inc. (Commodore) has obtained effective control of the Company, pursuant to the Voting Agreement, dated July 3, 1997, among the Company and certain of its stockholders (the Voting Agreement) which was executed in connection with the transactions contemplated by the Securities Purchase Agreement, dated July 3, 1997, between the Company and Commodore (the Securities Purchase Agreement) described below. Pursuant to the Voting Agreement, stockholders who own 664,329 shares of the Company's common stock (the Common Stock), or 50.1% of the outstanding Common Stock, granted proxies to the members of the Board of Directors of Commodore, specifically: Messrs. Bentley J. Blum, Paul E. Hannesson, David Mitchell, Herbert Cohen and Kenneth Adelman (collectively, the Proxyholders) to vote all shares of Common Stock held by each such stockholder until December 31, 1998.

     Pursuant to the Securities Purchase Agreement, Commodore agreed to purchase up to $25 million of the Company's capital stock. Under the terms of the Securities Purchase Agreement, Commodore can acquire up to $10.5 million of the Company's Series G Preferred Stock (the Series G Stock) as follows:
     (i) on July 3, 1997, Commodore purchased 10,000 shares of Series G Stock for a purchase price of $1.0 million in cash, (ii) on July 28, 1997, Commodore purchased 10,000 shares of Series G Stock for a purchase price of $1.0 million in cash, and (iii) if prior to August 27, 1997, Commodore receives $10.5 million in financing, Commodore will purchase 85,000 shares of Series G Stock for an aggregate purchase price of $8.5 million comprised of (x) $4.0 million in cash and (y) the cancellation of the Company's outstanding indebtedness to Commodore and its subsidiary, Commodore Applied
     Technology, Inc., in the amount of $4.5 million.   In addition, the Company
     issued a Warrant (the Warrant) to Commodore for the purchase of 250,000 shares of the Company's Series F Preferred Stock (the Series F Stock) at an exercise price of $100 per share. The Warrant may be exercised, in part, by the exchange of the shares of Series G Stock acquired pursuant to the Securities Purchase Agreement for a like number of shares of Series F Stock. If Commodore elects to purchase all shares of Series F Stock issuable upon exercise of the Warrant, the Company will receive an aggregate consideration of $25 million.

     The Series G Stock is not convertible and is not entitled to vote or to receive dividends. The Series G Stock may be redeemed by the Company after December 31, 1998 to the extent such shares have not been used to exercise the Warrant.

     The terms of the Series F Stock include, among other things, (a) the right to convert into shares of Common Stock at a rate, subject to adjustment, of
     13.5 shares of Common Stock for each share of Series F Stock; (b) a mandatory conversion by the holders upon certain events, including the sale by the Company of at least $10 million of Company securities in a public offering or a private placement prior to the time that (x) Commodore exercises at least $10 million of the Warrant or (y) Commodore purchases all 105,000 shares of Series G Stock; and (c) the right to elect four of the seven members of the Board of Directors of the Company.

     The Company is entitled to terminate the Securities Purchase Agreement if it receives alternative superior financing prior to the purchase by Commodore of all 105,000 shares of Series G Stock. Upon such termination, the Company must pay Commodore the greater of $300,000 or Commodore' expenses incurred in connection with the transaction contemplated by the Securities Purchase Agreement. If the Agreement is terminated prior to August 27, 1997, as a result of a superior offer, Commodore shall be entitled to retain and exercise the Warrant in accordance with its terms. In addition, if after August 27, 1997, (x) Commodore has not purchased all 105,000 shares of Series G Stock, for any reason other than the Company's prior receipt of a superior offer or the Company's breach of certain covenants and agreements contained in the Securities Purchase Agreement,
     (y) a Liquidity Event (as defined in the Certificate of Designations relating to the Series F Stock) has occurred or (z) the Company has received alternative superior financing, then the Company may redeem the unexercised portion of the Warrant for $.001 per warrant share.

     In accordance with the Securities Purchase Agreement, on July 7, 1997, the Board of Directors of the Company expanded the number of Board members to seven and elected Michael Fullwood, the Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel of Commodore, and William Toller, the retired Chairman and Chief Executive Officer of Witco Corporation, and a Director of Commodore Separation Technologies, Inc., to fill the newly created directorships. In addition, the Board of Directors of the Company appointed Mr. Toller to the position of Vice Chairman of the Company. The Board of Directors of the Company also appointed Mr. Fullwood to the position of Senior Vice President, Chief Financial and Administrative Officer and General Counsel of the Company.

     As a result of this transaction, the merger discussions between the Company and Commodore have been terminated.

6.   UNAUDITED PROFORMA RESULTS OF OPERATIONS:
     _________________________________________

     The following summarizes the condensed proforma results of operations of the Company for the nine months ended June 30, 1996 to give effect to the purchase of E. I. Du Pont de Nemours & Company's interests in Lanxide Armor Company, L.P. and Lanxide Electronic Components, Inc. on June 28, 1996, as if they had occurred on October 1, 1995. In addition, the gain associated with the sale of subsidiaries has been eliminated for proforma purposes.

                                  (Amounts in thousands except per share data)

         Revenue                                            $    17,478
         Loss from operations                               $    (3,294)
         Net loss                                           $    (4,492)
         Historical loss per share                          $     (1.63)
         Proforma loss per share                            $     (3.78)
         Historical Average Common Shares Outstanding             2,754
         Proforma Average Common Shares Outstanding               1,188


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is a discussion of the consolidated financial condition and results of operations of the Lanxide Corporation and its majority-owned affiliates (the Company) for the three and nine months ended June 30, 1997 and 1996, as well as certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this 10-QSB.


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

     In fiscal year 1997, the Company anticipates that its revenues will continue to be derived primarily from technology licensing revenue, product sales and research and development contract revenue.


RESULTS OF OPERATIONS

     Results of operations may vary from period to period depending on several factors including licensing transactions and the sale of subsidiaries. Revenues from license agreements often do not occur evenly in each quarterly reporting period, which can cause the results to fluctuate. Additionally, non-recurring gains and losses on the sale of a subsidiary can significantly impact the financial results.

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

     The Company's significant revenue sources in the first nine months of fiscal year 1997 consist primarily of (i) technology licensing revenues;
(ii) sales revenues of consolidated subsidiaries of the Company; (iii) revenues from a brake component development program between the Company and AKN; and
(iv) U.S. Government contract funding.


     Commercial Relationships With DuPont

     Since 1987, the Company and DuPont have formed three commercial joint ventures -- Lanxide Electronic Components, Inc. (LEC), Lanxide Armor Company, L.P. (LAC) and Du Pont Lanxide Composites, L.P. (DLC).

     On June 28, 1996, the Company purchased DuPont's ownership interests in LAC and LEC and sold a portion of its interest in DLC to DuPont (the Ownership Change). LAC and LEC are now owned 100% by the Company while its ownership interest in DLC has been reduced to 10%. Concomitant with the purchase, LAC was merged into the company's wholly-owned subsidiary, Lanxide Armor Products, Inc.
(LAP), with LAP the surviving entity.

The ownership interests of these commercial ventures prior to and following the Ownership Change are as follows:

                       Lanxide-Ownership          DuPont-Ownership
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

     LAP, LEC and DLC sublease space from the Company primarily in the Marrows Road manufacturing facility. Also, the Company provides accounting, purchasing, payroll and human resource services to these ventures. Amounts received by the Company from unconsolidated affiliates for administrative and facilities costs and services are reflected as a reduction to selling, general and administrative expense, which totaled $457,000 and $1,924,000 for the nine months ended
June 30, 1997 and 1996, respectively.

     These three commercial ventures also contract R&D services from the Company. Revenue received by the Company from unconsolidated affiliates are recorded as contract revenue, which totaled $829,000 and $821,000 for the nine months ended June 30, 1997 and 1996, respectively.


     Percentage Relationship to Net Revenues

     The following table sets forth the percentage relationship to net revenues of certain items in the Company's Consolidated Statement of Operations for the periods presented:

                                                            Nine months ended        Three months ended
                                                                 June 30,                 June 30,
                                                            1997         1996         1997        1996
                                                            ____         ____         ____        ____
   Revenues                                                 100%         100%         100%         100%
   Operating costs:
        Cost of sales                                       (29)         (24)         (35)         (48)
        Research and development contract costs             (18)         (22)         (18)         (30)
        Product development and engineering                 (24)         (33)         (44)         (65)
        Selling, general, and administrative                (30)         (33)         (43)         (60)
   Minority allocation of operating (income) loss            (5)           2            4            8
   Equity in net loss of unconsolidated affiliates                        (7)                      (12)
   Interest expense                                          (7)         (10)         (11)         (13)
   Gain on sale of subsidiaries                                           55                       265
   Other income                                               5            7
   Net income (loss)                                         (8)          35          (47)         145


     Nine months ended June 30, 1997 compared to nine months ended June 30, 1996

     The Company recorded net loss of $1,628,000 on revenues of $20,352,000 for the nine months ended June 30, 1997, as compared to a $4,833,000 net income on revenues of $13,667,000 during the nine months ended June 30, 1996. Significant events occurring during these periods which impacted the results comparison include the following:

     1.) As a result of the 1996 Ownership Change (see Commercial Relationships with DuPont previously discussed), the Company recorded a non-recurring $6.4 million gain in June 1996 and began consolidating the full operations of LAP and LEC.

     2.) The completion of a $3.0 million government contract which began in June 1995 and ended in December 1996.

     3.) Fiscal year 1996 included revenue of $750,000 associated with the amortization of equipment purchased under a brake component development program with Nihon, which ended in April 1996.

     4.) The completion of a brake components licensing agreement by the Company and Lanxide K.K., the Company's subsidiary, with AKN Corporation, in October 1996, the impact of which was partially diluted by Kanematsu's 35% ownership in Lanxide K.K.


     Net Sales and Cost of Sales

     Consolidated sales increased by $2,978,000, from $3,473,000 to $6,451,000, and cost of sales increased by $2,603,000, from $3,226,000 to $5,829,000, compared to the prior period. These increases are primarily attributable to the consolidation of LAP operations in fiscal 1997 due to the Ownership Change as well as a significant increase in the commercial sales by Lanxide K.K. The Lanxide K.K. increase is a result of electronic and ingot sales which are beginning to gain market acceptance in Japan.


     Licensing Revenue

     Licensing revenue of $9,750,000 and $5,980,000 during the nine months ended June 30, 1997 and 1996, respectively, relates to the following license agreements:

                                    (Dollars in thousands)
                                  Nine months ended June 30,
                                     1997              1996
                                     ____              ____

      Waupaca                                      $   2,000
      A.P. Green                 $     750               500
      Brembo                         1,200               400
      Sturm Ruger                                      1,000
      Nihon Cement                                     2,080
      AKN                            7,800
                                 ---------         ---------
                                 $   9,750         $   5,980
                                 =========         =========


     The Waupaca license was in the area of automotive brake system components and certain agricultural equipment wear components. On December 6, 1996, Waupaca notified the Company that it would not exercise its right under the agreement to extend its license beyond March 31, 1997. Waupaca indicated that it viewed its rate of market penetration with the new technology as insufficient in light of large demands for investment in Waupaca's expanding cast iron business.

     Pursuant to the A.P. Green license agreement signed in October 1995 and amended in May 1997, A.P. Green has the exclusive and perpetual right to use Lanxide technology to make, use and sell industrial refactories, other than those employed in the ferrous metal industry, worldwide except for Japan. Pursuant to the May 1997 amendment, A.P. Green paid its remaining obligations under the amended license agreement during the third quarter of 1997. Accordingly, as of June 30, 1997, no further license payments were required of A.P. Green. However, A.P. Green will pay royalties to the Company on annual sales of products manufactured and sold under the license.

     In December 1995, the Company and Brembo signed a license agreement, which was subsequently amended in May 1997. The amended agreement gives Brembo a license in the area of automotive brake rotors, drums and certain brake caliper components for motor vehicles. Pursuant to the May 1997 amendment, Brembo paid its remaining obligations under the amended license agreement during the third quarter of 1997. Accordingly, as of June 30, 1997, no further license payments were required of Brembo. However, under the license agreement, Brembo will pay royalty payments to the Company on the sale of licensed products, including but not limited to a minimum annual royalty payment of $250,000 for the four years following December 15, 1997.

     Pursuant to the Sturm Ruger license agreement, which grants Sturm Ruger the right to produce and sell certain sporting goods components outside of Japan, the Company received an initial license fee of $1,000,000 in April 1995. The initial license agreement granted Sturm Ruger a one-year option to terminate the license and be repaid the $1,000,000 by the Company in the form of either cash or common stock at the Company's option. As a result, the Company deferred recognition of the license fee revenue in fiscal 1995. In January 1996, the Company and Sturm Ruger signed a new license agreement which grants the licensee additional product rights to certain sporting goods components outside of Japan. At the same time, Sturm Ruger waived its one-year option to terminate the license. Thus, the original deferred amount of $1,000,000 was recorded as revenue during the second quarter of fiscal year 1996. The license agreement includes a royalty to the Company on the sale of licensed products.

     On March 28, 1996, Lanxide K.K. sold its remaining 50% ownership interest in Celanx KK to Nihon, effectively giving Nihon sole ownership of the license to manufacture, market and sell certain precision components in Japan. As consideration for its interest in Celanx KK, Lanxide K.K. will receive ongoing royalties from precision component sales generated by Celanx KK. Concurrent with this sale, Lanxide K.K. reacquired its wear products license from Celanx KK. As a result of this transaction, Lanxide K.K. recorded license revenue of $2,080,000.

      In October 1996, the Company signed a non-exclusive license agreement with AKN for the manufacture, use and sale of brake components in Southeast Asia and Oceania. AKN is a newly created joint venture of three global companies headquartered in Japan: Akebono Brake Industry Co., Ltd (Akebono); Nihon; and Kanematsu. The joint venture is also licensed exclusively by Lanxide K.K. for the manufacture, use and sale of brake products in Japan. Under the agreement, AKN made an initial payment of $4.0 million to the Company in November 1996. In addition, AKN is required to make payments totaling $4.0 million to Lanxide K.K., payable in four equal installments. The first three payments were received in November 1996, January 1997 and June 1997. The remaining payment is due on December 31, 1997. Of the $8.0 million to be received under the license agreements, $7.8 million was recorded as licensing revenue in the first quarter of fiscal 1997. The license also requires AKN to pay a royalty on all sales of licensed products. The agreement grants AKN the option to execute an exclusive manufacturing license in Southeast Asia and Oceania for an additional
$4.0 million. This option expires in September 1997 and, if the option is exercised, payment of such $4.0 million is due no later than September 1998.

     The Company expects to continue to license its technology in certain specific market sectors by product and geography. Although the Company will, subject to the availability of capital, continue to commercialize products using the LANXIDE(TM) technology through its wholly or partially owned ventures, the Company plans to seek advantageous licensing arrangements with third parties which have the ability to commercialize products in those areas where there are significant barriers to entry (i.e., large up-front investment costs or the need for an existing industry presence or where LANXIDE(TM) technology provides only a portion of the necessary solution).


     Research and Development Contract Revenue and Contract Costs

     Research and development contract revenue decreased $63,000, from $4,214,000 to $4,151,000, and contract costs increased $539,000, from $3,048,000 to $3,587,000, compared to the prior period. The more favorable gross margin in 1996 was the result of revenue recorded for the purchase of equipment funded by the Nihon Cement brake program. The offsetting costs associated with such equipment will be recorded as depreciation expense over a ten year period.


     Product Development and Engineering

     PD&E spending increased by $519,000, from $4,467,000 to $4,986,000, for the periods presented. This increase was principally due to the consolidation of LAP operations a result of the previously mentioned Ownership Change.


     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $1,725,000, from $4,456,000 to $6,181,000, over the prior period. This increase was mainly attributable to three factors:

     1.) The consolidation of LAP operations in fiscal 1997 due to the Ownership Change.

     2.)  An expansion of the operations of Lanxide Performance Materials, Inc.
          (LPM) a wholly-owned subsidiary.

     3.) Incursion by the Company of additional costs associated with (i) being a publicly held company and (ii) the continued pursuit of the licensing strategy.

     Included in selling, general and administrative expenses are reimbursements of $457,000 and $1,924,000 for 1997 and 1996, respectively, received from unconsolidated affiliates for administrative and facilities costs and services.


     Minority Allocation of Operating (Income) Loss

     The Company recorded $944,000 in minority allocation of operating income for the nine months ending June 30, 1997 as compared to $321,000 in minority allocation of operating loss for the prior period. This change was primarily attributable to $3.9 million in licensing revenue recorded by Lanxide K.K. from AKN in October 1996, of which, 35% was allocated to the minority owner.


     Equity in Net Loss of Unconsolidated Affiliates

     In fiscal 1996, the equity in net loss of unconsolidated affiliates was $985,000. These losses pertained to the following:

     1.) The Company's 27% share of the losses of LAC. As a result of the Ownership Change, LAC was consolidated into the Company's financials starting in June 1996.

     2.) The start-up losses associated with Celanx KK, a subsidiary of Lanxide K.K., which was sold in March 1996.


     Interest Expense

     Interest expense decreased 3%, from $1,367,000 to $1,328,000, compared to the prior period. This small decrease is the result of two offsetting transactions. First, the Company prepaid a $4.1 million mortgage on the Marrows Road facility when it consummated the sale and leaseback of the facility in the second quarter of fiscal year 1996. Second, LPM borrowed $4.5 million from Commodore needed to meet operating needs. For a further discussion of the $4.5 million loans, see the Liquidity and Capital Resources section.


     Gain on Sale of Subsidiaries

     The $7,513,000 gain on the sale of subsidiaries for the period ended June 30, 1996, reflects the gain of $6,388,000 on the ownership change of the DuPont commercial joint ventures as previously described, as well as a $1,125,000 gain on the sale of Lanxide Precision, Inc. (LPI). Although the sale of LPI occurred in May 1995, the gain was deferred until June 1996, when the final payment on the sale was received.


     Income Tax Expense

     The $80,000 increase in income tax expense represents the additional taxes withheld on the Brembo license payments.


     Three months ended June 30, 1997 compared to three months ended
     June 30,1996

     The following table presents the results of operations for the three months ended June 30, 1997 and 1996. Additionally, the table presents the differences between the quarters in terms of dollars and percentages. The analysis of the nine month changes presented on the previous pages also serves to explain the significant quarterly changes presented below.

                                                        (Dollars in thousands)
                                                 For the three months ended June 30,
                                                          1997          1996      Difference   % Difference
                                                         ____          ____      __________   ____________
  Sales                                              $    1,817      $  1,727    $       90          5%
  Licensing revenue                                       1,550                       1,550         --
  Research and development contract revenue               1,167         1,103            64          6

  Cost of sales                                           1,581         1,353           228         17
  Research and development contract costs                   820           841           (21)        (3)
  Product development and engineering                     1,983         1,847           136          7
  Selling, general and administrative                     1,933         1,707           226         13

  Minority allocation of operating (income) loss            202           231           (29)       (13)

  Equity in net loss of unconsolidated affiliate                         (352)          352        100
  Interest expense                                         (471)         (375)          (96)       (26)
  Gain on sale of subsidiaries                                          7,513        (7,513)      (100)
  Other income                                                1      $     14           (13)       (93)
  Income tax expense                                 $       80                  $       80         --


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its working capital and capital expenditure requirements with the proceeds from the sale of stock, borrowings, product sales, research and development contracts and, more recently, technology licensing revenues. The Company's working capital was a negative $3,102,000 at June 30, 1997, compared to $4,367,000 at September 30, 1996. The consolidated cash balance at June 30, 1997 was $4,701,000 (including $3,117,000 held by a subsidiary company which is unavailable to the Company for general corporate purposes).

     At June 30, 1997, the Company had no significant commitments to purchase capital equipment. However, the Company signed six leases during the second and third quarters of fiscal 1997. These transactions were accounted for as capital leases and amounted to $515,000. These transactions enabled the Company to purchase needed equipment without utilizing valuable cash resources. The payments required on the leases are reflected in the debt payout schedule presented below.

     In March 1995, the Company implemented a licensing strategy and has since signed five technology licensing agreements which have provided funds for the continuing operations of the Company. These licenses have helped form a financial base to cover a portion of the Company's operating expenses in 1997. Presently, a $1.0 million payment remains to be paid to Lanxide K.K. under the current agreements.

     The Company is presently engaged in discussions with a number of industrial entities in the United States, Europe and Asia regarding the potential licensing of the Company's technology to such entities for up-front fees and ongoing royalty payments. These discussions include the potential licensing of automotive brake components in North America that Waupaca determined not to renew. However, no assurance can be given that any of these discussions will lead to the licensing of the Company's technology to any of these entities.


     The Company has a $6.0 million revolving credit and term note with PNC Bank, Delaware, guaranteed by DuPont, under which all available amounts have been drawn. The note bears interest at the prime rate and is payable in installments from March 1997 to March 2000. The Company also has a $10.0 million secured revolving credit and term note with Kanematsu under which all available amounts have been drawn. This note bears interest at 2% above LIBOR and matures in full in December 1998. During the latter part of 1996, LPM established an aggregate line of credit of $4.5 million with Commodore Environmental Services, Inc. and Commodore Applied Technologies, Inc. As of June 30, 1997, LPM had drawn all available amounts under this line. The note bears interest at Citibank N.A.'s prime rate of interest and matures on February 28, 1998. See "Stock Purchase" below. Principal payments due on the outstanding indebtedness are as follows:


              Fiscal Year Ended     Principal Payments
              _________________     __________________

                                  (Dollars in thousands)
           Remainder of 1997            $      383
                  1998                       6,488
                  1999                      12,097
                  2000                       2,108
                  2001                         117
                  2002                          64
                                        ----------
                  Total                 $   21,257
                                        ==========


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


     Stock Purchase

     In July 1997, the Company and Commodore Environmental Services, Inc. (Commodore) entered into a Securities Purchase Agreement (the Agreement) for the purchase of up to $25.0 million of preferred stock, under which Commodore has obtained effective control of the Company. The Agreement provides for an initial investment of $2.0 million due in July 1997 and a subsequent investment of $8.5 million in preferred stock of the Company if Commodore receives
$10.5 million in financing by August 27, 1997. The $8.5 million investment is comprised of $4.0 million in cash and $4.5 million in cancellation of existing Commodore debt mentioned previously. Commodore also received a warrant to purchase up to $14.5 million of preferred stock of the Company by July 3, 2000. As a result of this transaction, the merger discussions between the Company and Commodore have been terminated.

     The Company's immediate cash needs are being met through cash reserves, $2.0 million in stock purchases by Commodore, and working capital from operations. However, the Company remains critically dependent on generating additional cash in the near term to sustain its current operations. Potential sources of cash include Commodore's contingent purchase of an additional
$8.5 million in preferred stock including $4.5 million in debt cancellation, new licensing arrangements and/or other alternative financing. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.


PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      27    Financial Data Schedule



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  LANXIDE CORPORATION



Date:  August 14, 1997                  By:       /s/Robert J. Ferris
                                             ______________________________

                                        Robert J. Ferris
                                        Vice President - Administration
                                        Secretary and Treasurer
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)