Form 10KSB
period 1997-09-30
LANXIDE CORP
filed 1998-01-13
CIK 822972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ------------------------

                                  FORM 10-KSB

                 [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1997

                                       OR

               [   ] TRANSITION REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the Transition Period From            to
                                                 ----------    ----------

                          Commission File No. 0-16293

                              LANXIDE CORPORATION
              (Exact name of Small Business Issuer in its charter)

              Delaware                                 51-0270253
(State or other jurisdiction of incorporation or organization)   (I.R.S.
Employer Identification No.)

         1300 Marrows Road
           P.O. Box 6077
             Newark, DE                                19714-6077
(Address of principal executive offices)               (Zip Code)
                                 (302) 456-6200
                 Issuer's telephone number, including area code


                           ----------------------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                              Title of Each Class
                              -------------------
                     Common Stock, par value $.01 per share
               Series A Preferred Stock, par value $.01 per share

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      NONE

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       [ X ] Yes         [   ] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

Issuer's revenues for its most recent fiscal year were $26,429,000

The aggregate market value of the voting stock held by non-affiliates at December 12, 1997, valued by reference to the bid price of such stock, was $3,144,360.

Number of shares of Common Stock outstanding as of December 12, 1997: 1,325,598

Transitional Small Business Disclosure Format (check one):
                       [   ] Yes         [ X ] No

     THIS FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF LANXIDE CORPORATION, INCLUDING STATEMENTS UNDER ITEM 1. BUSINESS, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND
ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (I) COMPETITIVE CONDITIONS IN THE INDUSTRIES IN WHICH LANXIDE OPERATES; (II) FAILURE TO FURTHER COMMERCIALIZE ONE OR MORE OF THE TECHNOLOGIES OF LANXIDE; AND (III) GENERAL ECONOMIC CONDITIONS THAT ARE LESS FAVORABLE THAN EXPECTED.

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

     The Company believes that the market opportunities for the Company's products extend broadly across the basic processing, automotive, aerospace and defense, electronics, machine tool, mining, chemical, glass, paper, textile, cement, rail transport and sporting equipment industries. Since 1983, in excess of $275,000,000 has been expended for the research, development and commercialization of the Company's technology. Such amounts have been funded through equity issuances, borrowings, joint venture partners, including E. I. DuPont de Nemours & Company (DuPont) and Kanematsu Corporation (Kanematsu), and the U.S. Government. Prior to 1995, the Company's business strategy was to develop and commercialize its technology and products exclusively through individual subsidiary businesses and selective market-focused joint ventures and partnerships utilizing its own resources, those of world-class industrial partners, and contract funding from the U.S. Government. In furtherance of such strategy, from 1983 through 1995, the Company structured 11 affiliated businesses in a series of commercialization ventures. The Company's affiliated partners include DuPont, Kanematsu and Nihon Cement Co., Ltd. (Nihon Cement).

     Primarily as a result of continuing losses and increasing capital requirements from its business ventures, the Company took steps in March 1995 to reduce demands for capital and to shore up its cash reserves, including the reduction of its work force, the discontinuance of two of its commercial ventures, the sale of one of its subsidiaries and the sale of the majority interest in three of its other subsidiaries. In addition, the Company embarked on a program to license its technology in certain specific market sectors by product and geography, in exchange for license fees and continuing royalties. Since implementing such licensing strategy, the Company consummated license agreements with A.P. Green Industries, Inc. (A.P. Green), Waupaca Foundry, Inc. (Waupaca), Sturm Ruger & Company (Sturm Ruger), Brembo S.p.A. (Brembo), AKN Corporation (AKN), and Nihon Cement.

RECENT DEVELOPMENTS

     Loan from Lanxide K.K.

     On December 29, 1997, Lanxide K.K., a 65% owned Japanese subsidiary, agreed to loan $1.8 million to the Company (Lanxide Loan). The Company received
$1.3 million on December 29, 1997 and an additional $.5 million was received on January 12, 1998. Cash held by Lanxide K.K. is generally unavailable to the Company for general corporate purposes. The Lanxide Loan matures on January 31, 1998 and bears interest at the rate of 6% per annum. Upon an event of default under the Lanxide K.K. Loan, the Company shall transfer to Lanxide K.K. either its ownership of 100% of the common stock of Lanxide Electronic Components, Inc. (the LEC Interest) or its 10% ownership in DuPont Lanxide Composites, Inc. (the DLC Interest) as follows. If the Company's $5.9 million loan from PNC Bank (the PNC Bank Loan), which loan is guaranteed by E.I. DuPont de Nemours and Company, Inc. (DuPont), has been paid in full, then the Company shall transfer either, the LEC Interest or the DLC Interest to Lanxide K.K., provided, however, that if the Company defaults under the PNC Bank Loan and DuPont is required to satisfy its obligations as guarantor, then (1) the Company shall first transfer to DuPont, at DuPont's option, either the LEC Interest or the DLC Interest, both of which serve as collateral for the PNC Bank Loan guarantee, and (2) the Company shall then transfer to Lanxide K.K. the remaining interest: either the LEC Interest or the DLC Interest. Upon an event of default under the Lanxide K.K. Loan, the Company shall not be required to transfer the LEC Interest or the DLC Interest to Lanxide K.K. until either an event of default has occurred under the PNC Bank Loan or the Company has paid the PNC Bank Loan in full.

      Stock Purchase by Commodore

     In July 1997, Commodore Environmental Services, Inc. (Commodore) obtained effective control of the Company pursuant to the Voting Agreement among the Company and certain of its stockholders (the Voting Agreement) which was executed in connection with the transactions contemplated by the Securities Purchase Agreement, dated July 3, 1997, between the Company and Commodore (the Securities Purchase Agreement). Pursuant to the Voting Agreement, stockholders owning 50.1% of the outstanding Common Stock granted proxies to the members of the Board of Directors of Commodore to vote all shares of Common Stock held by each such stockholder until December 31, 1998.

     Pursuant to the Securities Purchase Agreement, Commodore purchased 20,000 shares of Series G Preferred Stock for $2.0 million. For a description of the terms of the Series G Preferred Stock, see Item 5 of this 10-KSB. The Securities Purchase Agreement further provided that if prior to August 27, 1997, Commodore received $10.5 million in financing, Commodore would purchase an additional 85,000 shares of Series G Preferred Stock for an aggregate purchase price of $8.5 million comprised of (x) $4.0 million in cash and (y) the cancellation of the Company's outstanding indebtedness to Commodore and its subsidiary, Commodore Applied Technology, Inc., in the amount of $4.5 million. On August 27, 1997, Commodore informed the Company that it had not completed the required financing and that it would not purchase the additional 85,000 shares of Series G Preferred Stock.

     Pursuant to the Securities Purchase Agreement, the Company also issued a warrant to Commodore for the purchase of 250,000 shares of the Company's Series F Preferred Stock at an exercise price of $100 per share. For a description of the terms of the Series F Preferred Stock, see Item 5 of this 10-KSB. The Warrant may be exercised, in part, by the exchange of the 20,000 shares of Series G Preferred Stock acquired by Commodore pursuant to the Securities Purchase Agreement for a like number of shares of Series F Preferred Stock.

BUSINESS STRATEGY

     The market opportunities for the Company's products extend broadly across the basic processing, automotive, aerospace and defense, electronics, machine tool, mining, chemical, glass, paper, textile, cement, rail transport and sports equipment industries. Prior to March 1995, the Company's business strategy was to develop and commercialize its technology and products exclusively through individual subsidiary businesses and selective market-focused joint ventures and partnerships utilizing its own resources, those of world-class industrial partners, and contract funding from the U.S. Government. In furtherance thereof, the Company structured 11 affiliates in a series of commercialization ventures. The Company's affiliated partners include DuPont, Kanematsu, and Nihon Cement.

     Due to, among other things, (i) the needs of the Company and its ventures for further funding and (ii) an increase in the number of products developed and demonstrated using the LANXIDE(TM) technology, the Company revised its business strategy during fiscal 1995 and embarked on a program to license its technology in certain areas by product and geographic territory and entered into a number of transactions relating to the sale of certain Company assets and equity interests in the Company.

     The Company expects that this revised strategy will enable a greater number of products utilizing LANXIDE(TM) technology to be commercialized in the near-term. Although the Company will, subject to the availability of capital, continue to commercialize products using the LANXIDE(TM) technology through its wholly or partially owned ventures, the Company intends to continue to seek advantageous licensing arrangements with third parties which have the ability to commercialize products in those areas where there are significant barriers to entry (i.e., substantial up-front costs or the need for a substantial industry presence) or where LANXIDE(TM) technology provides only a portion of the necessary solution. The Company believes that such licensing arrangements will benefit the Company through the commercialization of the LANXIDE(TM) technology in product areas into which the Company could not otherwise expand at this time. The Company believes that benefits from licensing include:

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

     Pursuant to the A.P. Green license agreement signed in October 1995 and amended in May 1997, A.P. Green has the exclusive and perpetual right to use Lanxide technology to make, use and sell industrial refactories, other than those employed in the ferrous metal industry, worldwide except for Japan. Pursuant to the May 1997 amendment, A.P. Green paid its remaining obligations under the amended license agreement during the third quarter of 1997. Accordingly, no further license payments are required of A.P. Green. However, A.P. Green will pay royalties to the Company on annual sales of products manufactured and sold under the license.

     In December 1995, the Company and Brembo signed a license agreement, which was subsequently amended in May 1997. The amended agreement gives Brembo a license in the area of automotive brake rotors, drums and certain brake caliper components for motor vehicles. Pursuant to the May 1997 amendment, Brembo paid its remaining obligations under the amended license agreement during the third quarter of 1997. Accordingly, no further license payments are required of Brembo. However, under the license agreement, Brembo will pay royalties to the Company on the sale of licensed products, including but not limited to a minimum annual royalty payment for the four years following December 15, 1997.

      In October 1996, the Company signed a non-exclusive license agreement with AKN for the manufacture, use and sale of brake components in Southeast Asia and Oceania. AKN is a newly created joint venture of three global companies headquartered in Japan: Akebono Brake Industry Co., Ltd (Akebono); Kanematsu; and Nihon Cement. The joint venture is also licensed exclusively by Lanxide K.K. for the manufacture, use and sale of brake products in Japan. In addition to license payments, the agreement also requires AKN to pay royalties on all sales of licensed products. The agreement also granted AKN the option to execute an exclusive manufacturing license in Southeast Asia and Oceania for an additional license payment. This option, which expired in September 1997, was not exercised by AKN.

     In September 1997, the Company and Nihon Cement entered into another license agreement that included an up-front license fee. The new license extends Nihon Cement's rights to include the manufacture and sale of ceramic reinforced aluminum ingot and concentrate (CRA Materials) using the Company's technology. The license restricts the sale of the CRA Materials to licensees of the Company or its Japanese affiliate, Lanxide K.K. Territory for the additional license includes Japan, Eastern Asia and Oceania.

     The Company has been engaged in discussions with a number of industrial entities in the United States, Europe and Asia regarding the potential licensing of the Company's technology to such entities for up-front fees and ongoing royalty interests.

TECHNOLOGY, PATENTS AND TRADEMARKS

     The Company's patented reinforced technologies include reinforced metals made by the PRIMEX(TM) pressureless metal infiltration process and the PRIMEX CAST(TM) foundry process, reinforced ceramics made by the DIMOX(TM) directed metal oxidation process, and reinforced polymers or reinforced ceramics made using CERASET(TM) ceramers.

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

     The Company's DIMOX(TM) reinforced ceramic technology is based upon a unique, patented approach to the creation of composites by the use of a directed oxidation mechanism. The Company literally grows ceramic matrix composite, via an oxidation reaction between a molten metal and an adjacent oxidant. The technique is generic and applies to numerous ceramic/metal systems, including oxides, nitrides, carbides and borides of metals such as aluminum, silicon, titanium, zirconium and hafnium.

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

     CERASET(TM) ceramers are a unique family of low viscosity liquid, thermosettable ceramic-backboned, polyureasilazane-based polymers. These polymers have exceptional thermal stability, corrosion resistance and rigidity. As temperatures are increased from 400.C to 1400.C, the polymers progressively condense and cross-link as polymers, ultimately converting to ceramic compounds, such as silicon nitride, silicon carbide or aluminum nitride, depending on the specific polymer and processing conditions. Certain CERASET(TM) ceramers, when applied as fluids and then thermoset, exhibit strong adhesion to both metals and ceramic materials. This characteristic makes the polymers especially well-suited for making polymer matrix composites or for applications as binders for metal or ceramic particulate processing. The polymers can be used to prepare parts that are both strong and rigid by mixing a ceramic powder into the liquid polymer, forming the desired shape and then thermosetting the shape to achieve required strength.

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

     As of September 30, 1997, the Company had 320 issued patents in the United States, none of which expires prior to 2004, with 32 additional patents pending, and 1,134 patents issued in 44 foreign countries, none of which expires prior to 2000, with 358 additional patents pending. As is typical with most research and development efforts, improvements to the technology contained in the Company's early patents have been made and patented, and continue to be made and patented, to provide the Company with continuing patent protection for its technology. In addition, the Company believes that certain of its know-how and proprietary information is legally protected as trade secret information, and the Company intends to maintain the confidential and proprietary nature of its trade secrets and to protect future proprietary developments. The Company's core technology patents cover its DIMOX(TM) reinforced ceramics, PRIMEX(TM) reinforced metals and CERASET(TM) inorganic polymers, including broad claims to both processes and materials.

     The Company maintains one registered trademark. The Company's registered trademark is LANXIDE(R). The Company and its affiliates also have rights in the following unregistered trademarks: DIMOX(TM), DIMOX HT(TM), PRIMEX(TM), PRIMEX CAST(TM), PRIMEXCOOL(TM), 2K+(TM), CERASET(TM), CERASET SN(TM), CG896(TM) and CG273(TM).

     The Company's patents are generally held within Lanxide Technology Company L.P., a wholly owned subsidiary of the Company.

PRODUCT DEVELOPMENT AND ENGINEERING

     To support the Company's continuing efforts to increase its technology base and to commercialize products, the Company maintains extensive product development and engineering (PD&E) facilities and a sophisticated PD&E team. With emphasis on product development and process engineering, the Company's PD&E activities are fast-paced and dynamic.

     A comprehensive, in-depth understanding of the DIMOX(TM) and PRIMEX(TM) processes has been established as a result of a combination of government and internally funded programs. Presently, materials development activities of the Company focus on the development of new composite systems and basic microstructure-process-property relationships. This development generates the basis for the Company's expanding patent portfolio and provides technical information in support of licensing, product development, and commercialization efforts.

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

     Recently, the Company has developed an aluminum oxide reinforced aluminum castable composite that has attractive performance and cost for applications such as train brakes and automotive brake rotors and drums.

     The Company conducts its PD&E activities in state-of-the-art laboratories, which include such specialized facilities as a chemical vapor deposition coatings apparatus, analytical laboratories, a dynamic testing laboratory and a physical properties testing laboratory. The Company's PD&E activities occupy approximately 77,000 square feet in two adjacent buildings. See "Item 2 - Property." The PD&E team is composed of 75 people, including about 21 degreed professionals in a variety of professions such as materials science, metallurgy, organometallic chemistry, ceramic science and mechanical engineering.

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

     The following products are licensed by the Company for manufacture by the following non-affiliates:

A.P. Green Industries, Inc.
     Industrial Refractories

Brembo S.p.A.
     Brake System Components for Motor Vehicles

Sturm, Ruger & Company, Inc.
     Firearms Components
     Bicycle Components
     Golf Club Heads


M3 Technologies, Inc. (formerly Lanxide Precision, Inc.)
     Semiconductor Manufacturing Equipment
     Optical Components
     Business Machine Components
     Vending Machine Components
     Laboratory Test Equipment Components
     Metrology Components
     Medical Diagnostic Equipment Components
     Robot Components
     Automation Equipment Components

Nihon Cement Co., Ltd.
     Precision Instruments
     Reinforced Aluminum Ingot

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

AFFILIATES OF THE COMPANY

     In order to exploit the technologies it has developed, the Company has entered into and/or formed a number of joint ventures as well as operating subsidiaries. Each affiliate is focused on a specific industry market segment, with the exception of Lanxide K.K., which is effectively the Company's master licensee and hub for the Company's business development activity in Japan. The affiliates of the Company are:

   Alanx Wear Solutions, Inc.

      Alanx Products, Inc. (Alanx), a wholly owned subsidiary of the Company, was a leader in introducing superior composite materials to solve industrial wear problems and provided pump, cyclone and pipeline components to over 75 mines on six continents. On June 26, 1995, Alanx sold substantially all of its assets to Alanx Wear Solutions, Inc. (Alanx Wear) for 15% of the equity of Alanx Wear, a royalty bearing license and certain payments to the Company. Alanx subsequently declined its preemptive right to purchase shares of preferred stock upon issuance, therefore its interest in Alanx Wear has been diluted to 10%. Alanx subsequently changed its name to Lanxide Wear Products, Inc.

   DuPont Lanxide Composites Inc.

      DuPont Lanxide Composites, Inc. (DLC) commenced as a joint venture between the Company and DuPont in July 1987 to develop and commercialize the LANXIDE(TM) technology in the area of gas turbine engine components, certain aerospace components and high temperature heat exchanger components. In 1992 the venture's charter was expanded to include rocket engine components and hot gas filters. DLC was originally owned 70% by DuPont and 30% by the Company. On June 28, 1996, the Company sold 20% of its interest in DLC to DuPont, thus reducing its ownership from 30% to 10%.

   Lanxide Armor Products, Inc.

      Lanxide Armor Products, Inc. (LAP) was established in October 1986, as a joint venture by DuPont and the Company for the purpose of developing, manufacturing and marketing products for use in the areas of personnel, aircraft, marine and land vehicle armor. On June 30, 1995, the Company sold part of its equity interest in LAP to DuPont for $1.8 million, reducing the Company's ownership from 57% to 27% and increasing DuPont's ownership to 73%. On June 28, 1996, the Company purchased DuPont's entire interest in the venture and now owns 100% of this business.

   Lanxide Electronic Components Inc.

      Lanxide Electronic Components, Inc. (LEC) was formed as a joint venture in April 1990 by DuPont and the Company to commercialize electronic components, including heat sinks, circuit board cores, chip carriers, packages and chassis. On June 30, 1995, the Company used the proceeds of its sale of equity in LAP to purchase an additional 30% interest in LEC, raising the Company's ownership in LEC to 80% and on June 28, 1996, the Company purchased DuPont's remaining 20% common stock interest. DuPont continues to own 100% of the preferred stock. This transaction reflects the Company's intention to increase its focus on high volume manufacturing of ceramic-reinforced aluminum components.

   Lanxide K.K.

      Lanxide K.K. was incorporated under the laws of Japan in April 1992 by the Company and Kanematsu Corporation for the purpose of broadly commercializing products of the Company's technology in Japan. Lanxide K.K. is owned 35% by Kanematsu and 65% by the Company.

      In April 1994, Kanematsu agreed to provide the Company with a $10.0 million line of credit (see Note 8). Concurrent with Kanematsu providing the line of credit, the Company and Kanematsu revised the royalty sharing arrangements to give Kanematsu 48% of the royalties from Lanxide K.K. as compared with 20% under the original arrangements. The agreement also provides that Lanxide K.K. will purchase its raw materials from the Company.

   Lanxide Performance Materials, Inc.

      Lanxide Performance Materials, Inc. (LPM), a wholly owned subsidiary, was formed in August 1994 in Delaware to supply two key proprietary raw material constituents, CERASET(TM) ceramer and PRIMEX CAST(TM) reinforced aluminum ingot, to various commercial component businesses and licensees of the Company. Centralized manufacturing of these materials allows the Company to maximize production volume efficiencies and provide economic benefits to all of its affiliates and licensees in addition to sales to independent customers. Also, LPM manufactures and sells ceramic-coated components.

   Lanxide Technology Company, L.P.

     Lanxide Technology Company, L.P. (Lanxide Technology) was established in January 1986 as a Delaware limited partnership in which the Company has since become the sole partner. Lanxide Technology holds the intellectual property of the Company, including patents, trademarks and trade secrets.

   Lanxide ThermoComposites, Inc.

     Lanxide ThermoComposites, Inc. (Lanxide Thermo) was incorporated as a wholly owned subsidiary of the Company on May 25, 1994, in Delaware to provide high-performance refractory components to the ferrous metals industry. This entity is undertaking to capitalize on the substantially greater performance that DIMOX(TM) reinforced ceramic materials can provide to the industry compared to traditional refractory components.

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

EMPLOYEES

     The Company currently employs 171 full-time employees, of whom 76 are in its Technology Department. The rest are employed in administrative, marketing, patent and other functions. Of the Company's total employees, 13 hold Ph.D. degrees and another 10 hold other advanced degrees. The turnover rate for the Company's employees during fiscal year 1997 was 13.5%. All employees are provided with a standard benefits package consisting of hospital/medical, life, disability and dental insurance, as well as educational assistance. Employees also have access to certain savings/option plans. See "Item 10 - Executive Compensation -- Existing Company Plans."

     None of the Company's employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be good.

REGULATORY MATTERS

     The Company generates small quantities of used solvents and chemicals categorized by Federal and/or state governments as hazardous waste in its research and development and manufacturing operations. Disposal of such waste is regulated by state and Federal regulations. The Company is currently engaged, and expects to engage in the future, in collaborative development and other agreements with foreign entities. The Company must comply with Federal regulations regarding import and export of raw materials, finished products and technology. Although regulatory constraints in the environmental, import and export, and government contract areas do not currently pose material impediments to the Company's operations, any substantial change in these or other regulations could have a material adverse effect on the Company's business.

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

     Marrows Road Facility

     The Company purchased the Marrows Road Facility in 1987. The two-story, 170,000 square foot building houses office space, laboratories and production areas, along with shipping and receiving docks and inventory staging.

     On March 28, 1996, the Company sold the Marrows road Facility for $8.6 million to QRS 12-16, Inc., an entity established by CPA:12, a real estate investment trust sponsored by W.P. Carey, a leading purchaser and lessor of corporate real estate. The Company entered into a lease with QRS 12-16, Inc., as Landlord (the Marrows Road Lease). The term of the Marrows Road Lease is twenty years with four automatic renewals of five years each. Pursuant to the Marrows Road Lease, the Company makes quarterly payments equal to approximately $244,000, subject to adjustment for inflation every five years. The Marrows Road Lease requires the Company to comply with certain financial covenants and limits the Company's ability, among other things, (i) to assume additional indebtedness, (ii) to become a guarantor of contingent obligations, and (iii) to make restricted payments (as defined therein) including the declaration of dividends on the Company's Common Stock. The Marrows Road Lease also grants the Company a right of first refusal with respect to the purchase of the Marrows Road Facility. In connection with the sale and leaseback, the Company entered into sublease agreements with each of the three joint venture companies.

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

ITEM 3.  LEGAL PROCEEDINGS
     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock has been traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "LNXI" since November 14, 1995. As of December 12, 1997, the Company had approximately 106 holders of record of the Company's Common Stock. The following table sets forth, for the periods indicated, the reported high and low bid prices per share of the Company's Common Stock, from and after November 14, 1995, as quoted by the OTC Bulletin Board. Such prices reflect inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions. The trading market for the Common Stock is extremely limited and sporadic.

                                    Common Stock

   Year ended September 30, 1996                    High               Low
   -----------------------------                    ----               ---
   First quarter (from November 14, 1995)..........$10.50            $ 4.50
   Second quarter.................................. 17.50             10.00
   Third quarter................................... 19.75             17.25
   Fourth quarter.................................. 20.00             16.00

   Year ended September 30, 1997                    High               Low
   -----------------------------                    ----               ---
   First quarter...................................$15.00            $10.00
   Second quarter.................................. 11.00              7.50
   Third quarter...................................  8.00              5.50
   Fourth quarter..................................  9.00              5.00

   Year ended September 30, 1998
   -----------------------------
   First quarter (to December 12, 1997)............$ 5.25            $ 5.00

      Dividends

      The Company has never paid dividends on the Company's Common Stock and does not intend to pay dividends in the foreseeable future. The Company's ability to declare and pay dividends on the Company's Common Stock is limited by
(i) a Loan and Security Agreement, dated April 29, 1994, between the Company and Kanematsu, providing that the Company may not declare or pay any dividend that would have a material adverse effect on the collateral under such agreement,
(ii) the Lease Agreement, dated March 28, 1996, between QRS 12-16, Inc. and the Company, limiting the Company's ability to make restricted payments, which term includes dividends on the Company's Common Stock; and (iii) the terms of the Company's Series A Preferred Stock, the Series F Preferred Stock and the Series G Preferred Stock.

      Recent Sales of Unregistered Securities

      Pursuant to a Securities Purchase Agreement (the Securities Purchase Agreement), dated July 3, 1997, between the Company and Commodore Environmental Services, Inc. (Commodore), the Company sold 10,000 shares of Series G Preferred Stock (the Series G Stock) on July 3, 1997 and an additional 10,000 shares of Series G Stock on July 28, 1997 to Commodore. The aggregate purchase price for the 20,000 shares of Series G Stock was $2.0 million. In addition, pursuant to the Securities Purchase Agreement, on July 3, 1997, the Company issued to Commodore a warrant to purchase 250,000 shares of Series F Preferred Stock (the Series F Stock) at an exercise price of $100 per share. Pursuant to the terms of the Warrant Agreement, the Warrant may be exercised, in part, by the exchange of the shares of Series G Stock acquired pursuant to the Securities Purchase Agreement for a like number of shares of Series F Stock.

      The Series G Stock is not convertible and is not entitled to vote or to receive dividends. The Series G Stock may be redeemed by the Company after December 31, 1998 to the extent such shares have not been used to exercise the Warrant. The terms of the Series F Stock include, among other things, (a) the right to convert into shares of Common Stock at a rate, subject to adjustment, of 13.5 shares of Common Stock for each share of Series F Stock; (b) a mandatory conversion by the holders upon certain events, including the sale by the Company of at least $10 million of Company securities in a public offering or a private placement prior to the time that Commodore exercises at least $10 million of the Warrant; and (c) the right to elect four of the seven members of the Board of Directors of the Company. For a more complete description of the transaction contemplated by the Securities Purchase Agreement, see the caption "Recent Developments" under Item 1 of this 10-KSB. The Company claimed an exemption from registration of the foregoing transaction under the Securities Act of 1933, as amended, (the Securities Act) pursuant to Section 4(2) of the Securities Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended September 30, 1997 and 1996, as well as certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in this 10-KSB.

OVERVIEW

     Historically, the Company's revenues were derived primarily from research contracts and development agreements with DuPont and the U.S. Government, and a substantial portion of its research, development and engineering and other operating costs were funded by Alcan Aluminium Limited and its affiliates (Alcan), DuPont and Kanematsu through the Company's consolidated affiliates. More recently, the Company's revenues consist mainly of technology licensing revenue and sales to outside customers and, to a lesser degree, contract funding.

     The Company operates principally in the United States and to some degree through its subsidiary in Japan. See Note 6 to the Company's Consolidated Financial Statements included in this 10-KSB.

     Since its founding in 1983, the Company, Alcan, DuPont, the U.S. Government, Kanematsu and other business partners have expended significant funds on research and development of the Company's technology and related patent strategy. The funds provided for such expenditures have been expensed by the Company and, accordingly, are not reflected as assets on the Company's consolidated balance sheet. However, the Company believes that these expenditures have added significant value to the LANXIDE(TM) technology and to the Company. As a result of the successful development of its technology, the Company has generally been able to retain an ownership interest in the various commercial ventures in exchange for licensing its technology to such ventures.

     During fiscal year 1995, the Company embarked on a program to license its technology in certain specific market sectors by product and geography in order to generate immediate cash for the Company. Since implementing this strategy, the Company consummated license agreements with A.P. Green, Waupaca, Sturm Ruger, Brembo, AKN and Nihon Cement which have generated license fees, as well as future royalties. In addition, the Company entered into two license agreements pursuant to the sale of two wholly-owned subsidiaries and converted its joint venture with Nihon Cement into a license arrangement. On December 6, 1996, Waupaca notified the Company that it would not exercise its right to extend its license beyond March 31, 1997.

     The Company is in the process of conducting a comprehensive review of its computer systems to identify the systems which could be affected by the "Year 2000" issue and is developing a plan to resolve the issue. The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals both domestically and internationally. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. However, if such modifications and conversions are not completed timely, the year 2000 problem may have a material adverse impact on the operations of the Company.

RESULTS OF OPERATIONS

     Results of operations may vary from period to period depending on several factors including licensing transactions and the sale of subsidiaries. Revenues from license agreements often do not occur evenly in each reporting period, which can cause the results to fluctuate. Additionally, non-recurring gains and losses on the sale of a subsidiary can significantly impact the financial results.

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

     The Company's significant revenue sources in fiscal year 1997 consist primarily of (i) technology licensing revenues; (ii) sales revenues of consolidated subsidiaries of the Company; (iii) revenues from a brake component development program between the Company and AKN; and (iv) U.S. Government contract funding.

     Commercial Relationships With DuPont

     Since 1987, the Company and DuPont have formed three commercial joint ventures -- Lanxide Electronic Components, Inc. (LEC), Lanxide Armor Company, L.P. (LAC) and DuPont Lanxide Composites, L.P. (DLC).

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

     The ownership interests of these commercial ventures prior to and following the Ownership Change are as follows:

                           Lanxide-Ownership       DuPont-Ownership
                            ----------------       ----------------
                            Before    After       Before      After
                            ------     ----       ------       ----
          LEC                80%        100%        20%         0%
          LAC                27%        100%        73%         0%
          DLC                30%         10%        70%        90%

     DuPont is required to provide 100% of the funding requirements of DLC through 1999, after which funding will be based on ownership interest. If either DuPont or the Company fails to meet future funding obligations, its respective ownership interest will be diluted if such funding obligations are met by the other owner.

     LAP, LEC and DLC sublease space from the Company primarily in the Marrows Road manufacturing facility. Also, the Company provides accounting, purchasing, payroll and human resource services to these ventures. Amounts received by the Company from unconsolidated affiliates for administrative and facilities costs and services are reflected as a reduction to selling, general and administrative expense, which totaled $637,000 and $2,094,000 for the years ended September 30, 1997 and 1996, respectively.

     These three commercial ventures also contract R&D services from the Company. Revenue received by the Company from unconsolidated affiliates is recorded as contract revenue, which totaled $940,000 and $1,347,000 for the years ended September 30, 1997 and 1996, respectively.

     Percentage Relationship to Net Revenues

     The following table sets forth the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations for the periods presented:
                                                   Year-ended September 30,
                                                       1997       1996
                                                       ----       ----
     Revenues                                          100%       100%
     Operating costs:
         Cost of sales                                 (25)       (28)
         Product development and engineering           (32)       (37)
         Research and development contract costs       (17)       (19)
         Selling, general and administrative           (29)       (38)
     Minority allocation of operating loss              (3)         3
     Equity in net loss of unconsolidated affiliates               (5)
     Interest expense                                   (7)       (10)
     Gain on sale of subsidiaries                                  40
     Other income                                        2          4
     Income tax expense                                 (1)        (1)
                                                    -------    -------
     Net income (loss)                                 (12)         9


     Year ended September 30, 1997 compared to Year ended September 30, 1996

     The Company recorded net loss of $3,245,000 on revenues of $26,429,000 during the year ended September 30, 1997, as compared to a net income of $1,573,000 on revenues of $18,661,000 during the year ended September 30, 1996. Significant events occurring during these periods which impacted the results comparison include the following:

     1) As a result of the 1996 Ownership Change (see Commercial Relationships with DuPont previously discussed), the Company recorded a non-recurring $6.4 million gain in June 1996 and began consolidating the full operations of LAP and LEC.

     2) A non-recurring $1.1 million gain in 1996 associated with the sale of Lanxide Precision, Inc. (LPI) to LNX Acquisition Company.

     3) The completion of a $3.0 million government contract which began in June 1995 and ended in December 1996.

     4) Fiscal year 1996 included revenue of $750,000 associated with the amortization of equipment purchased under a brake component development program with Nihon Cement, which ended in April 1996.

     5) The signing of a brake components licensing agreement by the Company and Lanxide K.K., the Company's subsidiary, with AKN Corporation, in October 1996, the impact of which was partially diluted by Kanematsu's 35% ownership in Lanxide K.K.

     Net Sales and Cost of Sales

     Consolidated sales increased 33% to $7,485,000 from $5,621,000 and cost of sales increased 27% to $6,688,000 from $5,254,000 compared to the prior period. These increases are primarily attributable to a significant increase in commercial sales in Japan by Lanxide K.K. from electronic components and ingot manufactured by LEC and LPM, respectively.

     Licensing and Other Related Revenues

     Licensing revenue of $13,754,000 and $7,525,000 during the years ended September 30, 1997 and 1996, respectively, primarily relate to the license agreements discussed below.
     The Waupaca license was in the area of automotive brake system components and certain agricultural equipment wear components. On December 6, 1996, Waupaca notified the Company that it would not exercise its right under the agreement to extend its license beyond March 31, 1997. Waupaca indicated that it viewed its rate of market penetration with the new technology as insufficient in light of large demands for investment in Waupaca's expanding cast iron business.

     Pursuant to the A.P. Green license agreement signed in October 1995 and amended in May 1997, A.P. Green has the exclusive and perpetual right to use Lanxide technology to make, use and sell industrial refactories, other than those employed in the ferrous metal industry, worldwide except for Japan. Pursuant to the May 1997 amendment, A.P. Green paid its remaining obligations under the amended license agreement during the third quarter of 1997. Accordingly, no further license payments are required of A.P. Green. However, A.P. Green will pay royalties to the Company on annual sales of products manufactured and sold under the license.

     In December 1995, the Company and Brembo signed a license agreement, which was subsequently amended in May 1997. The amended agreement gives Brembo a license in the area of automotive brake rotors, drums and certain brake caliper components for motor vehicles. Pursuant to the May 1997 amendment, Brembo paid its remaining obligations under the amended license agreement during the third quarter of 1997. Accordingly, no further license payments are required of Brembo. However, under the license agreement, Brembo will pay royalties to the Company on the sale of licensed products, including but not limited to a minimum annual royalty payment for the four years following December 15, 1997.

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

      In March 1996, Lanxide K.K. sold its remaining 50% ownership interest in Celanx K.K. to Nihon Cement effectively giving Nihon Cement sole ownership of the license to manufacture, market and sell precision instruments in Japan. As consideration for its interest in Celanx KK, Lanxide K.K. was to receive ongoing royalties from precision instrument sales generated by Celanx KK. Concurrent with this sale, Lanxide K.K. reacquired its wear products license from Celanx KK. In November 1997, Lanxide K.K. and Nihon Cement subsequently agreed to amend the Celanx KK royalty arrangement, whereby Celanx KK agreed to pay a one-time fee in lieu of future royalties.

      In October 1996, the Company signed a non-exclusive license agreement with AKN for the manufacture, use and sale of brake components in Southeast Asia and Oceania. AKN is a newly created joint venture of three global companies headquartered in Japan: Akebono; Kanematsu; and Nihon Cement. Also in October 1996, the joint venture purchased a license from Lanxide K.K. for the manufacture, use and sale of brake products in Japan. In addition to license payments, the agreements also require AKN to pay royalties on all sales of licensed products. The agreement with the Company also granted AKN the option to execute an exclusive manufacturing license in Southeast Asia and Oceania for an additional license payment. This option, which expired in September 1997, was not exercised by AKN.

     In September 1997, the Company and Nihon Cement entered into another license agreement that included an up-front license fee. The new license extends Nihon Cement's rights to include the manufacture and sale of ceramic reinforced aluminum ingot and concentrate (CRA Materials) using the Company's technology. The license restricts the sale of the CRA Materials to licensees of the Company or its Japanese affiliate, Lanxide K.K. Territory for the additional license includes Japan, Eastern Asia and Oceania.

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

     Research and Development Contract Revenue and Contract Costs

     Research and development contract revenue decreased $325,000, from $5,515,000 to $5,190,000, and contract costs increased $968,000, from $3,566,000 to $4,534,000, compared to the prior period. The decrease in contract revenue was mostly due to the completion of a $3.0 million government contract in December 1996. Partially offsetting this decrease was the work performed for a development agreement between Akebono, Nihon Cement and the Company. The more favorable gross margin in 1996 was primarily a result of revenue recorded under the Nihon Cement brake program that ended in fiscal 1996.

     Product Development and Engineering

     PD&E spending increased by $1,587,000, from $6,862,000 in fiscal 1996 to $8,449,000 in fiscal 1997. This increase was principally due to (i) the consolidation of LAP operations a result of the previously mentioned Ownership Change and (ii) development costs associated with the $3.0 million government contract mentioned above.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $550,000, from $7,130,000 to $7,680,000, over the prior period. This increase was mainly attributable to two factors: (i) the consolidation of LAP operations in fiscal 1997 due to the Ownership Change and (ii) an expansion of the operations of Lanxide Performance Materials, Inc. (LPM) a wholly-owned subsidiary.

     Included in selling, general and administrative expenses are reimbursements of $637,000 and $2,094,000 for 1997 and 1996, respectively, received from unconsolidated affiliates for administrative and facilities costs and services.

     Minority Allocation of Operating (Income) Loss

     The Company recorded $817,000 in minority allocation of operating income for fiscal year 1997 as compared to $487,000 in minority allocation of operating loss for the prior year. This change was primarily attributable to $3.9 million in licensing revenue recorded by Lanxide K.K. from AKN in October 1996, of which, 35% was allocated to the minority owner.

     Equity in Net Loss of Unconsolidated Affiliates

     In fiscal 1996, the equity in net loss of unconsolidated affiliates was $985,000. These losses pertained to the following:

     1) The Company's 27% share of the losses of LAC. As a result of the Ownership Change, LAC was consolidated into the Company's financials starting in June 1996.

     2) The start-up losses associated with Celanx KK, a subsidiary of Lanxide K.K., which was sold in March 1996.

     Interest Expense

     Interest expense increased 1%, from $1,811,000 to $1,829,000, compared to the prior period. This small change is the result of two offsetting transactions. First, the Company prepaid a $4.1 million mortgage on the Marrows Road facility when it consummated the sale and leaseback of the facility in the second quarter of fiscal year 1996. Second, LPM borrowed $4.5 million from Commodore needed to meet operating needs. For a further discussion of the $4.5 million loans, see the Liquidity and Capital Resources section.

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

     Other Income

     Other income decreased $236,000 from $679,000 to $443,000 compared to the prior period. The difference represents the amortization of a deferred gain in 1996 associated with the 1994 sale by Lanxide K.K. of a 50% interest in a wholly-owned subsidiary. The recognition ended in 1996 when the remaining 50% was sold and the venture was converted into a licensing arrangement.

     Income Tax Expense

     Income tax expense reflects taxes withheld on foreign source income of $120,000 and $80,000 for fiscal years 1997 and 1996, respectively. Additionally, in 1996, the Company incurred federal income taxes of $79,000. Although the Company has substantial net operating loss carryforwards, the amount of carryforwards which are able to be utilized in any one year are limited by the alternative minimum tax (AMT). Any tax paid under the AMT constitutes a future tax credit and can be carried forward indefinitely to offset federal tax after the Company has utilized all available net operating loss carryforwards. The net operating loss carryforwards expire in varying amounts through the year 2011.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its working capital and capital expenditure requirements with the proceeds from the sale of stock, borrowings, product sales, research and development contracts and, more recently, technology licensing revenues. The Company's working capital was a negative $2,650,000 at September 30, 1997, as compared to $4,367,000 at September 30, 1996. The consolidated cash balance at September 30, 1997 was $3,892,000 (including $2,378,000 held by a subsidiary company which is generally unavailable to the Company for general corporate purposes).

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

     In March 1995, the Company implemented a licensing strategy and has since signed six technology licensing agreements which, along with other sources, have provided funds for the continuing operations of the Company for the last three years. For 1998, the Company continues to engage in discussions with a number of industrial entities in the United States, Europe and Asia regarding the potential licensing of the Company's technology to such entities for up-front fees and ongoing royalty payments. However, no assurance can be given that any of these discussions will lead to the licensing of the Company's technology to any of these entities.

     The Company has a $6.0 million revolving credit and term note with PNC Bank, Delaware, guaranteed by DuPont, under which all available amounts have been drawn. The note bears interest at the prime rate and is payable in installments from March 1997 to March 2000. The Company also has a $10.0 million secured revolving credit and term note with Kanematsu under which all available amounts have been drawn. This note bears interest at 2% above LIBOR and matures in full in December 1998. During the latter part of 1996, LPM established an aggregate line of credit of $4.5 million with Commodore Environmental Services, Inc. and Commodore Applied Technologies, Inc. As of September 30, 1997, LPM had drawn all available amounts under this line. The note bears interest at Citibank N.A.'s prime rate of interest and matures on February 28, 1998. Principal payments due on the outstanding indebtedness are as follows:


              Fiscal Year Ended              Principal Payments
                                           (Dollars in thousands)
                 1998                             $ 6,384
                 1999                              12,834
                 2000                               1,476
                 2001                                 119
                 2002                                  55
                                                  -------
                 Total                            $20,868
                                                  =======


     No assurance can be given that the Company will be able to make these payments when they become due.

     The terms of the agreements relating to (i) the loan from Kanematsu and
(ii) the lease with QRS 12-16, Inc. as Landlord for the Marrows Road facility currently prohibit the Company from incurring additional indebtedness other than in connection with the operation of its subsidiaries.

      Stock Purchase

     In July 1997, the Company and Commodore Environmental Services, Inc. (Commodore) entered into a Securities Purchase Agreement (the Agreement) for the purchase of up to $25.0 million of preferred stock, under which Commodore has obtained effective control of the Company. Under the terms of the Agreement, Commodore purchased $2 million of the Company's Series G Preferred Stock during July 1997. If Commodore obtained financing, it had an obligation to make an additional purchase of such stock on August 27, 1997. On August 27, 1997, such financing was not obtained and Commodore did not purchase additional preferred stock of the Company. Commodore still controls the Company by virtue of a voting trust agreement and Commodore continues to hold a warrant for the purchase of 250,000 shares of the Company's preferred stock, which is convertible into common stock. See "Business - Recent Developments".

     Loan from Lanxide K.K.

     On December 29, 1997, Lanxide K.K., a 65% owned Japanese subsidiary, agreed to loan $1.8 million to the Company. The Company received $1.3 million on December 29, 1997 and an additional $.5 million was received on January 12, 1998. The cash held by Lanxide K.K. is generally unavailable to the Company for general corporate purposes. The loan matures on January 31, 1998 and bears interest at 6% per annum. See "Business - Recent Developments".

     The Company's immediate cash needs are being met through borrowings, cash reserves and working capital from operations. However, the Company remains critically dependent on generating additional cash in the near term to sustain its current operations. Potential sources of cash include new licensing arrangements and/or other alternative financing. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.

     On January 31, 1998 and February 28, 1998, current debt in the amounts of $1,800,000 and $4,500,000, respectively, is due to be paid. The Company is attempting to meet these obligations through the infusion of new equity and/or restructuring of the current payment terms. While discussions along these lines are currently being held, there can be no assurance that the Company will be able to raise new equity or negotiate new payment terms prior to their due date.


Report of Independent Accountants

To the Board of Directors and Shareholders
Lanxide Corporation
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Lanxide Corporation and its majority-owned affiliates at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company's principal business activities are development and commercialization of its proprietary technology. The Company's significant continuing investment in product development and commercialization activities has resulted in recurring losses from operations and the resultant shareholders' deficit. Furthermore, the Company needs significant additional financing to fund its ongoing business operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICE WATERHOUSE LLP


Philadelphia, Pennsylvania
January 9, 1998

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Accountants...........................................21

Audited Financial Statements

     Consolidated Balance Sheet
     at September 30, 1997 and 1996.........................................23

     Consolidated Statement of Operations
     for the years ended
     September 30, 1997, and 1996...........................................24

     Consolidated Statement of Shareholders' Equity (Deficit)
     for the years ended
     September 30, 1997 and 1996............................................25

     Consolidated Statement of Cash Flows
     for the years ended
     September 30, 1997 and 1996............................................26

Notes to Consolidated Financial Statements..................................27

                                                LANXIDE CORPORATION
                                            CONSOLIDATED BALANCE SHEET
                                   (Dollars in thousands, except per share data)
                                                                                               September 30,
                                                                                            1997             1996
                                                                                            ----             ----
ASSETS
Cash and cash equivalents, including amounts restricted for use
     by majority-owned affiliates (Note 1)                                             $    3,892        $    3,458
Accounts receivable - trade                                                                 1,699             3,065
Other receivable (Note 2)                                                                   1,039
Inventories                                                                                 3,036             1,942
Other current assets                                                                          447               456
                                                                                       ----------        ----------
  Total current assets                                                                     10,113             8,921

Property and equipment, net (Note 3)                                                        9,681            10,408
Investment in affiliates                                                                      377               377
Other assets                                                                                  346               454
                                                                                       ----------        ----------
                                                                                       $   20,517        $   20,160
                                                                                       ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current portion of long-term debt (Note 8)                                             $    6,789        $    1,273
Accounts payable and accrued expenses                                                       4,237             2,867
Deferred compensation                                                                       1,357
Deferred revenue                                                                              380               414
                                                                                       ----------        ----------
  Total current liabilities                                                                12,763             4,554

Long-term debt (Note 8)                                                                    14,079            15,700
Deferred credit (Note 1)                                                                      357               354
Deferred compensation                                                                          20             1,230
                                                                                       ----------        ----------
                                                                                           27,219            21,838
                                                                                       ----------        ----------
Minority interest in consolidated affiliates (Note 2)                                       2,006             6,005
Commitments and contingencies (Note 13)
Redeemable Series E preferred stock (aggregate liquidation value, $261);
       26,100 shares issued and outstanding (Note 10)                                         225               213
                                                                                       ----------        ----------
Shareholders' equity (deficit) (Note 10)
    Preferred stock 15,000,000 shares authorized:
       Series A preferred stock (aggregate liquidation value, $88,135) $.01 par value;
        1,101,683 shares issued and outstanding                                                11                11
       Series G preferred stock (aggregate liquidation value, $2,000) $.01 par value;
        20,000 shares issued and outstanding
    Common stock, $.01 par value, 25,000,000 shares authorized:
        1,325,598 issued and outstanding                                                       13                13
   Additional paid-in capital                                                             191,006           188,480
   Accumulated deficit                                                                   (200,883)         (197,626)
   Cumulative translation adjustment                                                          920             1,226
                                                                                       ----------        ----------
      Shareholders' equity (deficit)                                                       (8,933)           (7,896)
                                                                                       ----------        ----------
                                                                                       $   20,517        $   20,160
                                                                                       ==========        ==========

                    The accompanying notes are an integral part of these financial statements.

                                 LANXIDE CORPORATION
                        CONSOLIDATED STATEMENT OF OPERATIONS
                    (Amounts in thousands, except per-share data)
                                                            Year Ended September 30,
                                                               1997              1996
                                                               ----              ----
Revenue:
  Sales (Note 6)                                         $    7,485        $    5,621
  Licensing and other related revenues                       13,754             7,525
  Research and development contract revenue (Note 7)          5,190             5,515
                                                         ----------        ----------
                                                             26,429            18,661
                                                         ----------        ----------
Operating costs:
  Cost of sales                                               6,688             5,254
  Product development and engineering                         8,449             6,862
  Research and development contract costs                     4,534             3,566
  Selling, general and administration (Note 7)                7,680             7,130
                                                         ----------        ----------
                                                             27,351            22,812
                                                         ----------        ----------
Loss from operations before minority allocation                (922)           (4,151)
Minority allocation of operating (income) loss (Note 1)        (817)              487
                                                         ----------        ----------
Loss from operations                                         (1,739)           (3,664)
Equity in net loss of unconsolidated affiliates                                  (985)
Interest expense                                             (1,829)           (1,811)
Gain on sale of subsidiaries (Note 2)                                           7,513
Other income                                                    443               679
                                                         ----------        ----------
Income (loss) before income taxes                            (3,125)            1,732
Income tax expense                                              120               159
                                                         ----------        ----------
Net income (loss)                                            (3,245)            1,573
Dividends on mandatorily redeemable preferred stock             (30)              (45)
Gain on redemption of subsidiary's preferred stock              680
                                                         ----------        ----------
Net income (loss) applicable to common shares            $   (2,595)       $    1,528
                                                         ==========        ==========
Historical income (loss) per share
   Primary                                                   $(1.96)            $0.34
   Fully diluted                                             $(1.96)            $0.29

Proforma income per share
   Primary                                                                      $0.77
   Fully diluted                                                                $0.77

Historical average common shares outstanding
   Primary                                                    1,326             4,517
   Fully diluted                                              1,326             5,328

Proforma average common shares outstanding
   Primary                                                                      1,986
   Fully diluted                                                                1,986

     The accompanying notes are an integral part of these financial statements.

                                                       LANXIDE CORPORATION
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                          (Dollars in thousands, except per share data)
                                                                Series A                   Series B                   Series G
                                                             preferred stock            preferred stock            preferred stock
                                                           Number                     Number                     Number
                                                         of shares      Amount      of shares       Amount     of shares     Amount
                                                         ---------      ------      ---------       ------     ---------     ------
Balance, September 30, 1995                              3,000,000     $    30      4,325,507      $    43
Conversion of Old Common Stock,
   Old Series A Preferred Stock and Old Series B
   Preferred Stock into New Series A Preferred
   Stock (see Note 10)                                  (1,888,339)        (19)    (4,325,507)         (43)
Issuance of Common Stock (see Note 10)
Conversion of Series C Preferred Stock into
   Common Stock (see Note 10)
Issuance of Common Stock Warrants (See Note 10 and 13)
Exercise of Series C Warrants (see Note 10)
Effect of Lanxide Armor consolidation (See Note 2)          (2,500)
Translation adjustment
Net Income
Preferred stock dividends (see Note 10)
                                                        ----------     -------     ----------      -------     --------     -------
Balance, September 30, 1996                              1,109,161          11              0            0
Redemption of preferred stock (See Note 10)                 (7,478)
Exercise of stock options
Sale of preferred stock and warrants (See Note 10)                                                               20,000
Translation adjustment
Gain on redemption of subsidiary's preferred stock
   (See Note 2)
Net Loss
Preferred stock dividends (See Note 10)
                                                        ----------     -------     ----------      -------     --------     -------
Balance, September 30, 1997                              1,101,683     $    11              0      $     0       20,000     $     0
                                                        ==========     =======     ==========      =======     ========     =======

                            The accompanying notes are an integral part of these financial statements.

                                                       LANXIDE CORPORATION
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                          (Dollars in thousands, except per share data)
                                                                Common Stock             Additional                      Cumulative
                                                            Number                        paid-in        Accumulated    translation
                                                          of shares       Amount          capital          deficit       adjustment
                                                          ---------       ------          -------          -------       ----------
Balance, September 30, 1995                              10,580,444      $    106      $   182,739      $  (199,153)      $  1,395
Conversion of Old Common Stock,
   Old Series A Preferred Stock and Old Series B
   Preferred Stock into New Series A Preferred
   Stock (see Note 10)                                  (10,580,444)         (106)             168
Issuance of Common Stock (see Note 10)                      862,417             9            3,237
Conversion of Series C Preferred Stock into
   Common Stock (see Note 10)                               331,679             3            1,490
Issuance of Common Stock Warrants (See Note 10 and 13)                                         260
Exercise of Series C Warrants (see Note 10)                 133,333             1              599
Effect of Lanxide Armor consolidation (See Note 2)           (1,834)                           (13)
Translation adjustment                                                                                                        (169)
Net Income                                                                                                    1,573
Preferred stock dividends (see Note 10)                                                                         (46)
                                                        -----------      --------      -----------      ------------      --------
Balance, September 30, 1996                               1,325,595            13          188,480         (197,626)         1,226
Redemption of preferred stock (See Note 10)                                                    (34)
Exercise of stock options                                         3
Sale of preferred stock and warrants (See Note 10)                                           1,880
Translation adjustment                                                                                                        (306)
Gain on redemption of subsidiary's preferred stock
   (See Note 2)                                                                                680
Net Loss                                                                                                     (3,245)
Preferred stock dividends (See Note 10)                                                                         (12)
                                                        -----------      --------      -----------      ------------      --------
Balance, September 30, 1997                               1,325,598      $     13      $   191,006      $  (200,883)      $    920
                                                        ===========      ========      ===========      ============      ========

                            The accompanying notes are an integral part of these financial statements.

                                           LANXIDE CORPORATION
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Dollars in thousands)
                                                                                  Year Ended September 30,
                                                                                   1997              1996
                                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $   (3,245)       $    1,573
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
 Depreciation and amortization                                                    1,909             1,627
 Minority allocation of operating income (loss) and equity in net loss of
    unconsolidated affiliates                                                       817               498
 Gain on sale of subsidiaries                                                                      (7,513)
 Gain on sale of equipment                                                          (80)
 Changes in assets and liabilities, net of effects of acquisitions and changes in consolidated affiliates:
    Decrease (increase) in receivables                                              327            (1,442)
    (Increase) decrease in inventories                                           (1,094)                2
    Decrease in other assets                                                        117               701
    Increase (decrease) in accounts payable and accrued expenses                  1,370            (1,552)
    Decrease in deferred revenue and deferred credit                                (31)           (5,188)
    Increase in other liabilities                                                   147               116
                                                                             ----------        ----------
   Net cash provided by (used in) operating activities                              237           (11,178)
                                                                             ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital additions                                                                 (704)             (671)
 Proceeds from sale of property and equipment                                       117             7,253
 Proceeds from sale of investment in unconsolidated affiliate                                       1,250
 Cash effect related to change in ownership of affiliates                                             864
                                                                             ----------        ----------
   Net cash (used in) provided by investing activities                             (587)            8,696
                                                                             ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock, net                                                                      3,812
 Issuance from preferred stock, net                                               1,880               331
 Retirement of preferred stock                                                                        (70)
 Preferred stock dividends paid                                                                        (1)
 Redemption of a subsidiary's preferred stock                                    (4,000)
 Proceeds from issuance of debt obligations                                       3,825             1,257
 Repayment of debt obligations                                                     (445)           (4,341)
                                                                             ----------        ----------
   Net cash provided by financing activities                                      1,260               988
                                                                             ----------        ----------
Effect of exchange rate translations                                               (476)             (260)
                                                                             ----------        ----------
Net increase (decrease)                                                             434            (1,754)
Cash and cash equivalents, beginning of period                                    3,458             5,212
                                                                             ----------        ----------
Cash and cash equivalents, end of period                                     $    3,892        $    3,458
                                                                             ==========        ==========
Cash paid for interest                                                       $    1,361        $    1,731

                           See notes 2 and 8 for noncash financing activities.

                The accompanying notes are an integral part of these financial statements.

LANXIDE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  ORGANIZATION AND BUSINESS,
          SIGNIFICANT ACCOUNTING POLICIES
          AND LIQUIDITY:


   Organization and business:

Lanxide Corporation (the Company) is engaged in the development and commercialization of a new class of proprietary materials called LANXIDE(TM) reinforced ceramics and metals and CERASET(TM) ceramers (collectively LANXIDE(TM) technology). The Company develops and commercializes LANXIDE(TM) technology using its own resources as well as the resources of a select number of industrial and financial partners through the formation of commercial ventures. In 1995, the Company began receiving fees for licensing its technology in certain specific market sectors by product and geography.

During 1996, the Company's ownership interest in certain commercial ventures changed, resulting in differences in the composition of the Company between years (see Note 2 ).

   Significant accounting policies:

Liquidity - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has significant ongoing investment in product development and commercialization activities and continues to incur losses from operations.

The Company's immediate cash needs are being met through cash reserves, borrowings and working capital from operations. However, the Company remains critically dependent on generating additional cash in the near term to sustain its current operations. Presently the Company does not have sufficient cash resources to meet its requirements in fiscal 1998. Potential sources of cash include new licensing arrangements and/or other alternative financing. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned affiliates. Transactions with majority-owned affiliates are eliminated in consolidation.

Investment in affiliates - The Company's investment in affiliates which are twenty to fifty percent owned are recorded using the equity method. Investments for which ownership is less than twenty percent are recorded at cost.

Minority allocation of operating (income) loss - Operating income and losses are allocated to minority owners (see Note 2) of the Company's consolidated affiliates pursuant to certain agreements between the Company and its commercial venture partners.

Inventories - Inventories are valued at the lower of cost (primarily average cost) or market and consist of the following:
                                                 (Dollars in thousands)
                                                 1997              1996
                                                 ----              ----
     Raw materials and supplies                $   997           $ 1,046
     Work in process                             1,399               817
     Finished goods                                640                79
                                               -------           -------
                                               $ 3,036           $ 1,942
                                               =======           =======

Property and equipment - Property and equipment are carried at cost, and depreciation is computed using the straight-line method over estimated useful asset lives. Maintenance and repair costs are expensed as incurred; significant renewals and betterments are capitalized.

Sales and research and development contract revenue recognition - Sales are primarily recognized as products are shipped and, for certain other sales contracts, using the percentage-of-completion method of accounting. Research and development contract revenue is recognized as services are provided.

Licensing and other related revenues - Amounts earned by the Company from licensing its technology by product and geographic area are recognized as revenue when the Company fulfills its obligation under the applicable license agreement. Also included in this revenue category are ancillary product sales that are produced solely in support of existing or potential license agreements.

Deferred credit - The gain on the sale and subsequent leaseback of the Company's Marrows Road facility has been deferred and is being amortized over 20 years (see Note 13).

Product development and engineering - Product development and engineering costs are expensed as incurred.

Translation of foreign currency - The financial position and results of operations of Lanxide K.K., the Company's majority-owned Japanese affiliate, are measured using Japanese yen as the functional currency. Revenues and expenses of such affiliate have been translated at the average exchange rate. Assets and liabilities have been translated at the year-end rate of exchange. Translation gains and losses are recorded as a separate component of shareholders' equity.

Financial Instruments - Financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and long-term debt, are recorded at cost, which approximates fair value.

Cash and cash equivalents - Included in the cash balances at September 30, 1997 and 1996 are $2.4 million and $2.2 million, respectively, held by Lanxide K.K., a consolidated subsidiary, which amounts are not available to the Company (See
Note 14). All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents of $1.0 million and $2.2 million at September 30, 1997, and 1996, respectively, were held and invested on a short-term basis by a finance subsidiary of Kanematsu on behalf of Lanxide K.K. (see Note 2). A significant portion of Lanxide K.K.'s operating costs consist of services performed by the Company and its other United States (U.S.) subsidiaries, which amounted to approximately $2.0 million and $1.3 million during fiscal years 1997 and 1996, respectively.

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

During the year ended September 30,     1997, all potential dilutive securities
have an anti-dilutive effect on the loss per share and therefore, have not been used in determining the total weighted average number of common shares outstanding.

        For the Year ended September 30, 1996:
        --------------------------------------
                                                                  Primary Average               Fully Diluted Average
                                                             Common Shares Outstanding        Common Shares Outstanding
                                                             -------------------------        -------------------------
        Historical
Prior to Recapitalization (12.5% of Weighted Average)
Common Shares Outstanding                                             10,584,444                     10,584,444
Assuming the conversion of convertible preferred stock                11,651,014                     18,135,452
                                                                      ----------                     ----------
                                                                      22,235,458                     28,719,896
                                                                      ==========                     ==========

After Recapitalization (87.5% of Weighted Average)
Common Shares Outstanding                                              1,227,423                      1,227,423
Assuming exercise of options and warrants                                513,301                        513,301
Assuming purchase of shares with proceeds of options and warrants       (168,339)                      (168,339)
Assuming the conversion of convertible preferred stock                   413,203                        413,203
                                                                      ----------                     ----------
                                                                       1,985,588                      1,985,588
                                                                      ----------                     ----------
Weighted average common shares                                         4,516,822                      5,327,376
                                                                      ==========                     ==========

                                                                  Primary Average               Fully Diluted Average
                                                             Common Shares Outstanding        Common Shares Outstanding
                                                             -------------------------        -------------------------
        Proforma
Common Shares Outstanding                                              1,227,423                      1,227,423
Assuming exercise of options and warrants                                513,301                        513,301
Assuming purchase of shares with proceeds of options and warrants       (168,339)                      (168,339)
Assuming the conversion of convertible preferred stock                   413,203                        413,203
                                                                      ----------                     ----------
Weighted average common shares                                         1,985,588                      1,985,588
                                                                      ==========                     ==========

In February 1997, the Financial Accounting Standards Board (FASB) issued its statement No. 128, "Earnings Per Share," effective for periods ending after December 15, 1997. The Company does not anticipate that this new standard will affect the reported loss per share for fiscal 1997 when adopted in fiscal 1998. The new standard may, however, impact the comparative 1997 quarterly income
(loss) per share disclosed in the Company's fiscal 1998 quarterly reports.

Reclassifications - Certain reclassifications have been made to 1996 balances in order to conform with the 1997 presentation.

Stock Based Compensation - In October 1995, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for employee stock options or similar equity instruments. FAS 123 allows the Company the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB 25") with footnote disclosures of the pro forma effects as if the fair value method had been adopted. The Company has adopted the disclosure approach (see Note 10).

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

New Accounting Standards - In June 1997, the FASB issued FAS 130, "Reporting on Comprehensive Income," effective for fiscal years beginning after December 15,
1997.  FAS 130 requires that an         enterprise (A) classify items of other
comprehensive income by their nature in the Financial Statements and (B) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital on the Balance Sheet.

Also in June 1997, the FASB issued FAS 131, "Disclosures About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The Company is currently analyzing the effect that this standard will have upon the notes to the financial statements.

NOTE 2 - TRANSACTIONS WITH COMMERCIAL
         VENTURE PARTNERS:

   Transactions with DuPont:

The Company was a party to three commercial venture agreements with E. I. DuPont de Nemours & Company (DuPont).

In the first venture, the development and commercialization of armor products was conducted through Lanxide Armor Company, L.P. (LAC), a limited partnership in which Lanxide Armor Products, Inc. (LAP), a wholly-owned subsidiary, was the managing partner and had an initial 60% interest. Prior to June 30, 1995, the Company had funded less than the required amount and its ownership percentage was reduced to 57%. On June 30, 1995, the Company sold a 30% equity interest in LAC to DuPont which reduced its ownership percentage to 27%; however, on June 28, 1996, the Company purchased DuPont's entire interest in the venture and now owns 100% of this business. As a result of these transactions, the financial results of this venture have been included in the consolidated financial statements effective June 28, 1996.

The second venture arrangement, DuPont Lanxide Composites, L.P. (DLC), was formed for the purpose of developing and commercializing heat exchangers, turbine engine components and certain aerospace components. In exchange for a 70% ownership interest, DuPont agreed to fund the venture up to specified amounts. In June 1993, the Company and DuPont amended the DLC venture arrangement whereby the Company expanded the license to include rocket engine components, and DuPont contributed all of its ceramic matrix composite business including its manufacturing facility to the venture. DuPont also agreed to provide solely for DLC's funding requirements through December 31, 1999, and the Company agreed to recognize DuPont as having fulfilled its prior funding commitments. Concurrent with the purchase of LAC on June 28, 1996, the Company sold a 20% interest in DLC to DuPont, reducing its ownership to 10%. The Company now accounts for DLC under the cost method of accounting.

In April 1990, Lanxide Electronic Components (LEC) became the third commercial venture with DuPont formed to develop and commercialize microelectronic products with each partner having an initial 50% ownership interest. Concurrent with the sale of LAC on June 30, 1995, the Company purchased an additional 30% interest in LEC from DuPont raising its ownership percentage to 80%. As part of the June 1996 purchase of LAC and the change in ownership interests in DLC mentioned previously, the Company also purchased the remaining 20% of LEC from DuPont.
The Company now owns 100% of the Common Stock of LEC, while DuPont owns 100% of the Preferred Stock. The Company recognized in 1996 a net gain of $6.4 million on these changes in ownership interests associated with the three DuPont ventures.

See Note 7 for related party disclosures.

   Transactions with Kanematsu:

In May 1992, the Company and Kanematsu Corporation (Kanematsu) entered into an agreement to commercialize products of Lanxide technology in Japan by the formation of a commercial venture, Lanxide K.K.

Lanxide K.K. is owned 65% by the Company and 35% by Kanematsu and has been granted an exclusive license to make, use and sell products in Japan (other than products licensed on a worldwide basis to commercial ventures initially formed with DuPont), using LANXIDE(TM) technology. Funding for the venture in the amount of $20.0 million was provided by the Company and Kanematsu in proportion to their respective interests in the venture. Concurrent with the commercial venture agreement, Kanematsu agreed to purchase 943,750 shares of the then common stock of the Company for $13.0 million, such proceeds to be utilized by the Company to satisfy its funding commitment to Lanxide K.K. A significant portion of Lanxide K.K.'s operating costs consist of services provided by Lanxide and its other U.S. subsidiaries.

All shares of the Company's stock purchased by Kanematsu are held in a voting trust. The trustee of the voting trust is a member of the Company's management. Also, the Company agreed to pay a 5% commission on this $20.0 million transaction, payable when Kanematsu purchased the stock and made its contribution to Lanxide K.K.

In April 1994, Kanematsu agreed to provide the Company with a $10.0 million line of credit (see Note 8). Concurrent with Kanematsu providing the line of credit, the Company and Kanematsu revised the royalty sharing arrangements to give Kanematsu 48% of the royalties from Lanxide K.K. as compared with 20% under the original arrangements. The agreement also provides that Lanxide K.K. will purchase its raw materials from the Company.

   Transactions with Nihon Cement:

On November 30, 1993, Nihon Cement Co., Ltd. (Nihon Cement) purchased 500,000 shares of Redeemable Convertible Preferred Stock in Alanx Products Inc. (Alanx), a wholly owned subsidiary of the Company, for $4.0 million. Nihon Cement had the option to convert the preferred stock into common stock at any time prior to the first anniversary of the sale. Nihon Cement elected not to convert and Alanx was obligated to redeem the preferred stock ratably over a five year period beginning in November 1999. At September 30, 1996, the preferred stock was classified as a minority interest in the accompanying consolidated balance sheet. In November 1996, the Company repurchased the $4.0 million of the preferred stock from Nihon Cement. The Company also recognized a $680,000 gain on the repurchase of the preferred stock as a direct credit to additional paid-in capital.

In January 1994, Lanxide K.K. formed a subsidiary, Celanx KK, and contributed $3.6 million and a license to manufacture, market and sell wear and precision products in Japan. Subsequently, Lanxide K.K. sold 50% of its ownership in Celanx KK to Nihon Cement in exchange for $5.7 million. Because Celanx KK was a development stage enterprise and Lanxide K.K. was committed to fund Celanx KK during the development period, the gain associated with the above transaction was deferred to be amortized over a 10 year period, or earlier upon completion of the development stage.

On March 28, 1996, Lanxide K.K. sold its remaining 50% ownership interest in Celanx KK to Nihon Cement effectively giving Nihon Cement sole ownership of the license to manufacture, market and sell precision instruments in Japan. As consideration for the sale of its interest in Celanx KK, Lanxide K.K. was to receive ongoing royalties from precision instrument sales generated by Nihon Cement. Concurrent with this sale, Lanxide K.K. reacquired its wear products license from Celanx KK. As a result of this transaction, Lanxide K.K. recognized the remaining $2.8 million deferred gain (net of its investment in Celanx KK) associated with the above 1994 sale, of which $2.1 million is recorded as license revenue. In November 1997, Lanxide K.K. and Nihon Cement subsequently agreed to amend the Celanx KK royalty arrangement, whereby Celanx KK agreed to pay a one-time fee in lieu of future royalties.

In April 1994, the Company and Nihon Cement entered into a two year agreement to develop brake components for sale in Japan using LANXIDE(TM) technology. Nihon Cement and the Company funded $3.0 and $1.0 million, respectively, of development costs under this agreement.

In October 1996, the Company signed a non-exclusive license agreement with AKN for the manufacture, use and sale of brake components in Southeast Asia and Oceania. AKN is a newly created joint venture of three global companies headquartered in Japan: Akebono Brake Industry, Co., Ltd. (Akebono); Kanematsu, and Nihon Cement. Also in October 1996, the joint venture purchased a license from Lanxide K.K. for the manufacture, use and sale of brake products in Japan. In addition to license payments, the agreements also require AKN to pay royalties on all sales of licensed products. A separate agreement between Akebono, Nihon Cement and the Company provides for a joint development program whereby the Company will be reimbursed $4.0 million for development work performed over a two year period.

In September 1997, the Company and Nihon Cement entered into another license agreement that included an up-front license fee. The new license extends Nihon Cement's rights to include the manufacture and sale of ceramic reinforced aluminum ingot and concentrate (CRA Materials) using the Company's technology. The license restricts the sale of the CRA Materials to licensees of the Company or its Japanese affiliate, Lanxide K.K. Territory for the additional license includes Japan, Eastern Asia and Oceania.

   Sale of Lanxide Precision, Inc.:

On May 26, 1995, the Company sold for $2.0 million its stock ownership in Lanxide Precision, Inc. (LPI) to LNX Acquisition Company (LNX), which is controlled by two of the Company's Board Members. The purchase price included a $.8 million cash payment on the date of sale and a non-recourse note of $1.2 million secured by the stock of LPI. The note carried an interest rate equal to the 30-day Treasury bill rate plus 1.0% and matured on June 4, 1996. The sale converted the existing license agreement with LPI to a royalty bearing license on sales of composite materials and components. The gain on the sale of $1.1 million was deferred in fiscal 1995 due to i) the non-recourse nature of the $1.2 million note and ii) the Company remained contingently liable as guarantor for LPI's $1.0 million line of credit until August 15, 1996. The gain was subsequently recognized in fiscal 1996 upon receipt of the note payment and removal of the Company as guarantor.

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

   Unaudited Proforma Results of Operations for the Year Ended September 30,
   1996:

The following summarizes the condensed proforma results of operations of the Company to give effect to the purchase of DuPont's interests in LAC and LEC on June 28, 1996, as if they had occurred on October 1, 1995. The gain associated with the sale of subsidiaries has been eliminated for proforma purposes.

                          (Proforma amounts in thousands except per share data)
Revenue                                                  $   22,420
Loss from operations                                     $   (5,804)
Net loss                                                 $   (7,676)
Loss per share                                           $    (3.20)
Loss per share, adjusted for recapitalization            $    (6.26)
Average number of common shares outstanding                   2,397
Average number of common shares outstanding,
adjusted for recapitalization                                 1,227

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

NOTE 3 - PROPERTY AND EQUIPMENT:

                                       (Dollars in thousands)
                                           September 30,         Estimated
                                        1997           1996     useful lives
                                        ----           ----     ------------
   Leasehold improvements             $ 3,080        $ 2,946    12-20 Years
   Machinery and equipment             19,724         19,165     5-10 Years
   Furniture and fixtures                 539            623      10 Years
                                      -------        -------
                                       23,343         22,734
   Less - Accumulated depreciation
   and amortization                   (13,662)       (12,326)
                                      --------       --------
                                      $ 9,681        $10,408
                                      =======        =======

NOTE 4 - ACCOUNTS PAYABLE AND
         ACCRUED EXPENSES:

                                       (Dollars in thousands)
                                           September 30,
                                        1997           1996
                                        ----           ----
   Accounts payable                   $ 2,481        $ 1,367
   Compensation-related costs             594            751
   Other                                1,162            749
                                      -------        -------
                                      $ 4,237        $ 2,867
                                      =======        =======

NOTE 5 - INCOME TAXES:

Deferred income taxes are provided based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The provision for income taxes for the year ended September 30 results in an effective tax rate which differs from the federal income tax rate as follows:

                                                                            (Dollars in thousands)
                                                                          1997                  1996
                                                                 -----------------------------------------
                                                                      $          %         $            %
                                                                     ---        ---       ---          ---
Expected tax (benefit) expense at federal statutory rate         (1,063)        (34)       589        34
Excluded foreign subsidiary income                                 (516)        (17)       (23)       (1)
Tax benefit not recognized due to change in valuation allowance   1,579          51
Release of valuation allowance                                                            (566)      (32)
Foreign tax withheld on foreign source income                       120           4         80         4
Alternative minimum tax                                                                     79         4
                                                                 -----------------------------------------
Income tax expense                                                  120           4        159         9

As of September 30, 1997 and 1996, the Company has net deferred tax assets of approximately $33.7 million and $32.1 million, respectively, which have been fully reserved through a valuation allowance due to the uncertainty of recoverability. The components of the net deferred income tax asset as of September 30 are as follows:

                                                   (Amounts in thousands)
                                                     1997           1996
                                                     ----           ----
     Federal Net Operating Loss Carryforwards      16,425         16,173
     State Net Operating Loss Carryforwards         4,303          5,094
     Capitalized Costs                              8,565          6,961
     Tax Credit Carryforwards                       3,892          3,866
     Deferred Revenue                                 395            363
     Deferred Compensation                            777            726
     Other                                            435            346
                                                   ------         ------
       Gross Deferred Tax Asset                    34,792         33,529
                                                   ------         ------

     Excess of tax over book depreciation          (1,132)        (1,476)
                                                   ------         ------
       Gross Deferred Tax Liability                (1,132)        (1,476)
                                                   ------         ------

     Net Deferred Tax Asset                        33,660         32,053
     Valuation Allowance                          (33,660)       (32,053)
                                                   ------         ------
     Deferred Tax Asset                               -0-            -0-

The Company has federal net operating loss carryforwards of approximately $54.0 million at September 30, 1997 which expire in varying amounts beginning in 1999
through 2011.  The Company also has     comparable state net operating loss
carryforwards. As specified in the Internal Revenue Code, certain ownership changes would result in limitations on the Company's ability to utilize its net operating loss carryforwards. At September 30, 1997, the Company had research and development tax credit carryforwards of approximately $3.9 million expiring through 2012.

NOTE 6 - SIGNIFICANT CUSTOMERS
         AND FOREIGN OPERATIONS:

Significant Customers

During fiscal 1997 and 1996, respectively, 5% and 18% of revenues were derived from the U.S. Government. In fiscal 1997, revenue from one customer accounted for approximately 39% of total revenues.

Foreign Operations

The following financial data is presented to provide additional information on the Company's foreign operations.

                                                                        (Dollars in Thousands)
                                                                                       Adjustments
                                                                                           and
                                                 United States          Japan          Eliminations      Consolidated
                                                 -------------          -----          ------------      ------------
Year ended September 30, 1997

Revenue to Unconsolidated Customers                $    20,503       $     5,926                         $    26,429
Transfers between geographic areas                       1,992                         $    (1,992)
                                                   -----------       -----------       ------------      -----------
   Total Revenue                                   $    22,495       $     5,926       $    (1,992)      $    26,429
                                                   ===========       ===========       ============      ===========

Net Income (Loss)                                  $    (4,762)      $     2,334       $      (817)      $    (3,245)
                                                   ===========       ===========       ============      ===========
Identifiable Assets at September 30, 1997          $    15,689       $     4,828       $                 $    20,517
                                                   ===========       ===========       ============      ===========

                                                                                       Adjustments
                                                                                           and
                                                 United States          Japan          Eliminations      Consolidated
                                                 -------------          -----          ------------      ------------
Year ended September 30, 1996
Revenue to Unconsolidated Customers                $    16,044       $     2,617                         $    18,661
Transfers between geographic areas                         953                         $      (953)
                                                   -----------       -----------       ------------      -----------
   Total Revenue                                   $    16,997       $     2,617       $      (953)      $    18,661
                                                   ===========       ===========       ============      ===========

Net Income                                         $     1,504       $       106       $       (37)      $     1,573
                                                   ===========       ===========       ============      ===========
Identifiable Assets at September 30, 1996          $    17,399       $     2,761       $                 $    20,160
                                                   ===========       ===========       ============      ===========


NOTE 7 - RELATED PARTY TRANSACTIONS:

The Company performs research and development activities on behalf of its affiliates. Included in research and development contract revenue are $.9 million and $1.3 million for the years ended September 30, 1997, and 1996, respectively, related to revenue from unconsolidated affiliates.

In addition, the Company allocates certain administrative and facility charges to its affiliates. Costs allocated to unconsolidated affiliates are reflected as a reduction of selling, general and administrative expenses and totaled
$.6 million and $2.1 million for the years ended September 30, 1997, and 1996, respectively.

At September 30, 1997, the Company owes $163,000 in interest payments on loans from Commodore Environmental Services, Inc. and Commodore Applied Technologies, Inc.

See Notes 2 and 8 for descriptions of various related party relationships.


NOTE 8 - LONG-TERM DEBT:

                                                                                    (Dollars in thousands)
                                                                                        September 30,
                                                                                     1997             1996
                                                                                     ----             ----
Note payable to PNC Bank guaranteed by DuPont, interest at prime
(8.5% at September 30, 1997), maturities through March 2000 (See Note 14)       $    5,900        $    5,970

Note payable to Kanematsu, interest at 2% above LIBOR rate
(7.875% at September 30, 1997), matures in December 1998.                           10,000            10,000

Secured revolving credit and demand note to Commodore Applied
Technologies, Inc.(Applied) for $1.5 million available during the period
August 1996 through February 1998; interest at Citibank prime
(8.5% at September 30, 1997) matures on February 28, 1998.                           1,500             1,000

Secured revolving credit and demand note to Commodore Environmental
Services, Inc. (Commodore) for $3.0 million available during the period
November 1996 through February 1998; interest at Citibank prime rate
(8.5% at September 30, 1997)  matures on February 28, 1998.                          3,000

Other Borrowings                                                                       468                 3
                                                                                ----------        ----------

   Total debt                                                                       20,868            16,973
      Less:  Current portion                                                        (6,789)           (1,273)
                                                                                ----------        ----------

Long-term debt                                                                  $   14,079        $   15,700
                                                                                ==========        ==========


See Notes 2 and 10 for descriptions of equity ownership by Kanematsu and Commodore.

The Kanematsu note requires the Company to maintain specified financial covenants and prohibits the distribution of dividends without approval from Kanematsu. The note with Kanematsu is secured by the Company's holdings of common stock of Lanxide K.K., a lien position on the Company's fixed and current assets, and a residual interest in the cash balances of Lanxide K.K.

If DuPont is required to make payment under its guarantee, the Company will, in full satisfaction of its obligation: a) transfer all of its interest in LAP and LEC to DuPont, or, alternatively at DuPont's option, b) transfer all of its interest in LAP and DLC to DuPont.

The $3.0 million and $1.5 million lines of credit extended to LPM, a wholly-owned subsidiary of the Company, by Commodore and Applied, respectively, are secured by the assets of LPM, excluding its proprietary technology. The lines of credit are guaranteed by the Company. As additional consideration for the $1.5 million line of credit, the Company through its affiliate, Lanxide Technology Company L.P., granted to Applied an exclusive worldwide (other than Japan) license for the use of the Company's technology in process reactor vessels for decontamination, remediation, neutralization, separation and destruction of (i) soils and substrates contaminated with PCBs and other halogenated substances, (ii) PCBs and other halogenated substances in their unmixed form, (iii) other materials and substances subjected to Applied's SET process, (iv) low level nuclear waste, radionuclides and other radioactive matter, and (v) ordinance, chemical weapons and related materials. No license revenues were recorded as a result of this transaction.

The principal payments due on the debt outstanding at September 30, 1997, are as follows:
                                                (Dollars in thousands)
        Fiscal Year Ended                         Principal Payments
        -----------------                         ------------------
            1998                                     $    6,789
            1999                                         12,197
            2000                                          1,708
            2001                                            119
            2002                                             55
                                                     ----------
                                                     $   20,868
                                                     ==========

The repayment terms on the PNC Bank note were amended on November 6, 1997 (see
Note 14).

NOTE 9 - COSTS AND EXPENSES:

The following are included in operating costs:

                                                (Dollars in thousands)
                                           For the Year ended September 30,
                                                  1997           1996
                                                  ----           ----
      Patent expenses - external               $   595        $   703
      Depreciation and amortization              1,909          1,627

NOTE 10 - SHAREHOLDERS' EQUITY AND
          RELATED ITEMS:

   Lanxide Recapitalization Plan:

On November 14, 1995, the Company completed its Recapitalization Plan (the Plan.) Pursuant to the Plan, stockholders subscribed for 850,117 shares of the Company's common stock at $4.50 per share, providing aggregate gross proceeds of $3.8 million. In addition, 331,679 shares of common stock were issued upon conversion of shares of the Series C Preferred Stock. In connection with the Plan, shares of Old Common Stock, Old Series A Preferred Stock and Old Series B Preferred Stock were converted into a total of 1,111,661 Units comprising Series A Non-Voting Preferred Stock and Warrants to purchase common stock. Each share of Series A Preferred Stock is convertible into approximately .37 share of common stock and has an annual cumulative dividend of $3.20 per share after January 1, 2001, subject to the extent of fifty percent of earnings of the Company and certain other limitations. The Series A Preferred Stock is redeemable at any time at the option of the Company at $80 per share plus accrued but unpaid dividends. The Warrants expired on November 14, 1996.

   1991 Director Stock Option Plan

In October 1991, the Board of Directors approved the Director Option Plan to compensate Directors for services. Prior to the Recapitalization Plan, eligible Directors had been granted options to purchase 93,198 shares of Old Common Stock at prices between $5 and $8 per share, all of which were outstanding at the time of the November 1995 Recapitalization. The resulting compensation expense was charged to operations over the option vesting period. In connection with the Recapitalization Plan, (i) current directors holding options granted pursuant to the 1991 Director Stock Option plan consented to the cancellation of such options in exchange for new options granted pursuant to the 1991 Director Stock Option Plan to purchase one-twentieth of the options previously held at an exercise price of $5.625 per share and (ii) options held by former directors were equitably adjusted with the effect that the holder thereof is entitled to purchase a number of Units equal to one-twentieth of the shares of Old Common Stock underlying such options at a per Unit exercise price equal to twenty times the exercise price per share of Old Common Stock.

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

   Grant of Warrants to Employees

In December 1995, the Board of Directors approved the issuance of warrants (the Warrants) to purchase 66,000 shares of Common Stock at the then current market price to certain executive officers. All of the Warrants vest on the third anniversary of the date of grant. As discussed under the caption Increase in Stock Option and Warrant Grants, on July 3, 1997, the Board of Directors approved the issuance of warrants to purchase an additional 66,000 shares of Common Stock to certain executive officers.

   Employee Stock Options

In December 1993, the Board of Directors adopted the 1993 Employee Stock Option Plan. Under the 1993 Plan, the Stock Option Committee of the Board of Directors (Committee) was authorized to grant incentive and non-qualified stock options to employees to purchase no more than 1,000,000 shares of common stock. Employee stock option exercise prices were not less than the Committee's estimated fair market value of the common stock on the grant date and stock options were generally exercisable at varying dates not to exceed ten years.

In connection with the Recapitalization Plan, The Company adopted the 1995 Employee Stock Option plan (the New Stock Option Plan). Holders of options granted pursuant to the Company's prior employee stock option plans (the Old Stock Option Plans) consented to the cancellation of such options in exchange for options granted pursuant to the New Stock Option Plan. Pursuant to the New Stock Option Plan, the Committee has authority to grant options to purchase shares of Common Stock to officers and key employees of the Company, its subsidiaries, affiliates and certain licensees.

   Increase In Stock Option and Warrant Grants

The Board of Directors approved the Securities Purchase Agreement by and between the Company and Commodore Environmental Services, Inc. on July 3, 1997. Among other things, the Securities Purchase Agreement provided for the granting of additional stock options and warrants to employees of the Company, Lanxide Armor Products and Lanxide Performance Materials equal to that number of options and warrants held by each employee on July 3, 1997.

     The new stock options and warrants are exercisable at a price of $7.41 per share; vest ratably over a five year period from the date of grant and are exercisable commencing July 1, 2000, and then only proportionate to the extent that Commodore has exercised its Warrant to purchase 250,000 shares of preferred stock, which Warrant was issued pursuant to the Securities Purchase Agreement. To-date, Commodore has invested $2.0 million in Series G Preferred Stock of the Company which may be used to exercise 20,000 Warrant shares or 8% of the total shares exercisable pursuant to the Warrants.

     To provide for the additional stock options granted to employees and consultants of the Company and Lanxide Performance Materials, the Company's 1995 Stock Option Plan was amended to increase the number of shares authorized for grant from 277,211 to 536,869.

   Summary of stock option activity of the employee stock option plans


            1995 Stock Option Plan
                                                   1997            1996
                                                   ----            ----
  Options outstanding at beginning of year       262,938               0

  Granted                                        260,993         264,224
  Exercised                                            0               0
  Canceled                                        (7,078)         (1,286)
                                                 -------         -------
  Options outstanding at end of year             516,853         262,938
                                                 =======         =======
  Options exercisable at end of year             170,436         113,676
  Option exercise price range at end of year   $5.62-22.00   $5.62-22.00

            Old Stock Option Plans
                                                                   1996
                                                                   ----
  Options outstanding at beginning of year                     1,585,184

  Granted                                                              0
  Exercised                                                            0
  Canceled                                                     1,585,184
                                                               ---------
  Options outstanding at end of year                                   0
                                                               =========
  Option price range at end of year

The Company has adopted the intrinsic value method of accounting for stock options and warrants under APB 25 with footnote disclosures of the pro forma effects as if the FAS 123 fair value method had been adopted.


Had compensation expense for the Company's employee stock options been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provisions of FAS 123, the Company's net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                          1997          1996
                                                          ----          ----
  Net Income                          As reported     $ (3,245)     $  1,573
                                      Pro forma       $ (3,665)     $    881

  Primary earnings per share          As reported     $  (1.96)        $ .34
                                      Pro forma       $  (2.27)        $ .19

  Fully diluted earnings per share    As reported     $  (1.96)        $ .29
                                      Pro forma       $  (2.27)        $ .16

FAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon certain assumptions about the underlying stock. The average expected dividend yield of the stock is zero, the average expected volatility is 60 percent, the average expected life of the options at grant date is 6 years, and the average expected risk-free rate of return is 5.7 percent calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options. The weighted average remaining contractual life of options and warrants outstanding at September 30, 1997 is 9 years for the Company. The weighted average fair values of options granted during 1997 and 1996 are $3.52 and $4.57 for the Company. At September 30, 1997, 98% of all options exercisable and 49% of all options outstanding carry an exercise price of $5.62. In addition, at that date 50% of all options outstanding carry an exercise price of $7.41. The proforma calculations above assume that 8% of the options issued on July 3, 1997 will ultimately vest to employees.

   Lanxide Armor Products Employee Stock Option Plan

The 1995 LAP Stock Option Plan was adopted by LAP's Board of Directors in November 1995 for the benefit of LAP's employees. The Plan is underlied by shares of Lanxide Corporation Common Stock. On July 3, 1997, LAP's Board of Directors amended the Stock Option Plan by increasing the number of shares authorized for grant from 22,760 to 44,191 (see further discussion under the caption "Increase In Stock Option and Warrant Grants"). As of September 30, 1997, options to purchase 42,775 were outstanding and 44 shares had been exercised.

   Lanxide Electronic Components Stock Option Plan

The 1996 LEC Stock Option Plan was adopted by LEC's Board of Directors in July 1996. This Plan provided for the issuance of incentive stock options and replaced a previous plan which only allowed for the issuance of nonqualified stock options. The combined Plans are underlied by 10,000 shares of LEC Common Stock. As of September 30, 1997, options to purchase 7,225 shares were outstanding.

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

The Series E Preferred Stock pays a cumulative dividend at the rate of 7% per annum when, as and if declared by the Board of Directors. Upon consummation of the Recapitalization Plan, each share of Series E Preferred Stock remained outstanding and continued to represent one share of New Series E Preferred Stock of the surviving corporation. Each outstanding share of Series E Preferred Stock is mandatorily redeemable by the Company at $10 per share, plus accrued but unpaid dividends out of assets legally available therefor on October 3, 2000. The carrying amount of the Series E Preferred Stock is being accreted up to the redemption value over the five year term. Pursuant to the Securities Purchase Letter Agreement, the Company issued Mr. Blum a warrant to purchase 58,763 shares of New Common Stock, at an exercise price of $4.50 per share, for a period expiring thirty-eight months after the completion of the Recapitalization Plan.

   Series F and G Securities Purchase Agreement:

On July 3, 1997, the Company entered into a Securities Purchase Agreement (the Agreement) with Commodore Environmental Services, Inc. (Commodore), pursuant to which the Company sold to Commodore 20,000 shares of Series G Preferred Stock, at an aggregate purchase price of $2.0 million. The Series G Stock is not convertible and is not entitled to vote or to receive dividends.

Pursuant to the Agreement, the Company also issued Commodore a warrant to purchase 250,000 shares of Series F Preferred Stock, at an exercise price of $100 per share. The Warrant may be exercised, in part, by the exchange of the 20,000 shares of Series G Preferred Stock acquired by Commodore pursuant to the Agreement for a like number of shares of Series F Preferred Stock. The warrant agreement expires on June 30, 2000. In the event that the Company consummates a financing under a Superior Offer as described in the Securities Purchase Agreement after August 27, 1997, the Company may redeem for $0.001 per warrant share that portion of the warrant that can not be exercised by tendering previously purchased shares of Series G Preferred Stock.

The terms of the Series F Stock include, among other things, (a) the right to convert into shares of Common Stock at a rate, subject to adjustment, of 13.5 shares of common stock for each share of Series F Stock; (b) a mandatory conversion by the holders upon certain events, including the sale by the Company of at least $10 million of Company securities in a public offering or a private placement prior to the time that Commodore exercises at least $10 million of the Warrant and (c) the right to elect four of the seven members of the Board of
Directors of the Company.   The Series F Stock is entitled to vote, but not
entitled to receive dividends.

   Voting Agreement:

In July 1997, Commodore obtained effective control of the Company pursuant to a voting agreement among the Company and certain of its shareholders (the Voting Agreement) which was executed in connection with the transactions contemplated by the Securities Purchase Agreement mentioned above. Pursuant to the Voting Agreement, shareholders owning 50.1% of the outstanding common stock granted proxies to the members of the Board of Directors of Commodore to vote all shares of common stock held by each such shareholder until December 31, 1998.

   Shareholder Lawsuit:

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

NOTE 11 - EMPLOYEE BENEFIT PLAN:

In July 1988, the Company implemented a 401(k) Matched Savings Plan that permits eligible employees to defer and have the Company contribute a portion of their compensation on a pre-tax basis to the Plan. The Company may make a matching contribution of fifty cents for each dollar deferred by a participant up to 4% of a participant's compensation. Company contributions to the Plan were $202,000 and $193,000 in 1997 and 1996, respectively.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

In 1984, Mr. Blum exercised his option to purchase for $1.8 million the Company's land and building (Forge Drive facility). The building was originally leased back to the Company through December 31, 1998. On August 1, 1996, the Company entered into a lease modification agreement for the Forge Drive facility. The modified lease term covers the period August 1, 1996 through December 31, 2008, with a 10-year renewal option at the expiration of the lease. Minimum annual lease payments are $275,000 through December 31, 1998, increasing to $285,000 and $300,000 on January 1, 1999 and 2004, respectively. The lease grants the Company the right of first refusal with respect to the purchase of the facility.

On March 28, 1996, the Company sold the Marrows Road facility for $8.6 million to W.P. Carey, a purchaser and lessor of corporate real estate. Concurrent with the sale, the Company entered into a noncancelable twenty-year operating lease with the Buyer with renewal options for another 20 years. The lease requires prepaid quarterly payments of $244,000 with inflation adjustments every five years, and is being accounted for as an operating lease. In connection with the sale and leaseback, the Company entered into sublease agreements with each of three commercial venture companies that occupy the facility. Because of the significance of these subleases the $361,000 gain on the sale of the building is being deferred and will be recognized over the initial 20-year lease term. In connection with this transaction, the Company sold at fair value ($200,000) a warrant to purchase 15,500 shares of Common Stock at an exercise price of $14 per share.

The sale and leaseback transaction      generated $3.3 million of working
capital after the prepayment of a $4.1 million mortgage on the Marrows Road facility and the payment of associated fees and closing costs. The Company also paid a non-cash brokerage fee for the arrangement of the transaction in the amount of 10,700 shares of Common Stock.

Minimum annual operating lease payments were $1,253,000 and $785,000 for 1997 and 1996, respectively.

In addition to the Forge Drive and Marrows Road facilities, the Company leases certain machinery and equipment. Commitments for minimum rentals under all non-cancelable leases at the end of 1997 are as follows:

                                             (Dollars in thousands)
                                         Capital             Operating
   Fiscal Year Ended                  Lease Payments       Lease Payments
   -----------------                  --------------       --------------
        1998                           $    131          $     1,295
        1999                                131                1,282
        2000                                131                1,261
        2001                                131                1,261
        2002                                 56                1,261
      Thereafter                              0               15,032
                                       --------           ----------
    Total minimum lease payments            580           $   21,392

    Less amount representing interest       113
                                       --------
    Present value of net minimum
    lease payments, including
    current maturities of $88          $    467
                                       ========

Property and equipment at year-end includes the following amounts for capitalized leases:

                                                      (Dollars in thousands)
                                                               1997
                                                               ----
     Machinery and Equipment                                  $  447
     Leasehold Improvements                                       68
                                                              ------
                                                                 515
        Less:  Accumulated Depreciation and Amortization         (20)
                                                              -------
                                                              $  495
                                                              =======

NOTE 14 - SUBSEQUENT EVENTS:

   Line of Credit Amended:

On November 6, 1997, the repayment terms on the PNC Bank note were amended. After giving effect to the amendment, the principal payments due on the debt outstanding at September 30, 1997, are as follows:

                                               (Dollars in thousands)
        Fiscal Year Ended                        Principal Payments
        -----------------                        ------------------
            1998                                      $  6,384
            1999                                        12,834
            2000                                         1,476
            2001                                           119
            2002                                            55
                                                      --------
                                                      $ 20,868
                                                      ========

   Loan from Lanxide K.K.

On December 29, 1997, Lanxide K.K., a 65% owned Japanese subsidiary, agreed to loan $1.8 million to the Company (Lanxide Loan). The Company received
$1.3 million on December 29, 1997 and an additional $.5 million was received on January 12, 1998. Cash held by Lanxide K.K. is generally unavailable to the Company for general corporate purposes. The Lanxide Loan matures on January 31, 1998 and bears interest at the rate of 6% per annum. Upon an event of default under the Lanxide K.K. Loan, the Company shall transfer to Lanxide K.K. either its ownership of 100% of the common stock of Lanxide Electronic Components, Inc. (the LEC Interest) or its 10% ownership in DuPont Lanxide Composites, Inc. (the DLC Interest) as follows. If the Company's $5.9 million loan from PNC Bank (the PNC Bank Loan), which loan is guaranteed by E.I. DuPont de Nemours and Company, Inc. (DuPont), has been paid in full, then the Company shall transfer either, the LEC Interest or the DLC Interest to Lanxide K.K., provided, however, that if the Company defaults under the PNC Bank Loan and DuPont is required to satisfy its obligations as guarantor, then (1) the Company shall first transfer to DuPont, at DuPont's option, either the LEC Interest or the DLC Interest, both of which serve as collateral for the PNC Bank Loan guarantee, and (2) the Company shall then transfer to Lanxide K.K. the remaining interest: either the LEC Interest or the DLC Interest. Upon an event of default under the Lanxide K.K. Loan, the Company shall not be required to transfer the LEC Interest or the DLC Interest to Lanxide K.K. until either an event of default has occurred under the PNC Bank Loan or the Company has paid the PNC Bank Loan in full.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The following table sets forth, as of September 30, 1997, certain information concerning the directors and executive officers of the Company:

                                                                                                               Year
                                                                                                               first
                                                                                                              elected
       Name                       Age                   Position                                             Director
       ----                       ---                   --------                                             --------
Marc S. Newkirk                    50     President, Chief Executive Officer and Director                      1983
Mark G. Mortenson                  39     Executive Vice President and Chief Operating Officer                  --
Michael J. Hollins                 53     Vice President, Corporate Development                                 --
Robert J. Ferris                   57     Treasurer, Secretary and Vice President, Administration               --
Christopher R. Kennedy             49     Vice President, Technology                                            --
Paul E. Hannesson                  57     Chairman of the Board of Directors                                   1983
Bentley J. Blum                    56     Director                                                             1983
J. Frederick Van Vranken, Jr.      62     Director                                                             1983
Stephen A. Weiss                   56     Director                                                             1995
William R. Toller                  67     Vice Chairman, Senior Executive Officer and Director                 1997
Michael D. Fullwood                50     Senior Vice President, Chief Financial and Administrative Officer,
                                              General Counsel and Director                                     1997

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

     MICHAEL J. HOLLINS has served as Vice President, Corporate Development, of the Company since its inception in 1983. From 1978 to 1983, Mr. Hollins was Operations Manager in charge of manufacturing, engineering and market development for SES Incorporated, a Shell Oil Company venture in the field of solar energy conversion.

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

     PAUL E. HANNESSON has served as the Chairman of the Board of the Company since 1983. He currently serves as Chairman of the Board and Chief Executive Officer of Commodore. Mr. Hannesson also has served as the President, Chairman and Chief Executive Officer of Commodore Applied Technologies, Inc. (Applied) and has been a director of Applied since 1996. He has also been the Chairman and Chief Executive Officer of Commodore Separation Technologies, Inc. since November 1995. Mr. Hannesson was a private investor and business consultant from 1990 to 1993, and was also an officer and director of Specialty Retail Services, Inc. from 1989 to August 1991. Mr. Hannesson is the brother-in-law of Bentley J. Blum, a director of the Company.

     BENTLEY J. BLUM has been a director of the Company since 1983. He served as the Chairman of the Board of Commodore from 1984 through November 1996, and has served as a director of Commodore since that date. Mr. Blum served as Chairman of the Board of Applied and Commodore Labs until November 1996, and has served as a director of Applied since that date. Mr. Blum also currently serves as a director of Commodore Separation Technologies, Inc., Commodore Advanced Sciences, Inc. and Commodore CFC Technologies, Inc. For more than 15 years, Mr. Blum has been actively engaged in real estate acquisitions and currently is the sole stockholder and director of a number of private corporations which hold real estate interests, oil drilling interests and other corporate interests.
Mr. Blum is a director of Federal Resources Corporation, a company formerly engaged in manufacturing, retail distribution and natural resources development; Specialty Retail Services, Inc., a former distributor of professional beauty products; and North Valley Development Corp., an inactive real estate development company. Mr. Blum is the principal stockholder of Commodore and the Company, and is the brother-in-law of Paul E. Hannesson, the Chairman of the Board of the Company.

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

     STEPHEN A. WEISS has been a director of the Company since July 1995, having been appointed pursuant to the terms of a securities purchase agreement, dated July 5, 1995, between Mr. Blum and the Company. For the past 25 years, Mr. Weiss has practiced corporate and business law in New York, New York. He is currently a shareholder of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, which represented Commodore in the Merger and the Public Offerings. Mr. Weiss serves on the Board of Directors of Consolidated Stainless, Inc., a manufacturer and distributor of stainless steel pipe, valves and fittings, and T.J.T., Inc., a company engaged in the business of repairing and reconditioning axles and tires for the manufactured housing industry. Mr. Weiss received his B.S. and L.L.B. from New York University in 1962 and 1965, respectively.

     WILLIAM R. TOLLER joined the Board of Directors of the Company in July 1997, having been appointed pursuant to the terms of a securities purchase agreement, dated July 3, 1997, between Commodore and the Company. Mr. Toller also serves as the Vice Chairman and Senior Executive Officer of the Company. Since September 1996, he has been the Chairman and Chief Executive Officer of Titan Consultants, Inc. and serves on the Board of Directors of a number of companies including Chase Industries, Inc.; Commodore Separation Technologies, Inc.; Fuseplus, Inc. and the United States Chamber of Commerce. Mr. Toller was the Chairman and Chief Executive Officer of Witco Corporation, a New York Stock Exchange traded manufacturer of quality specialty chemical and petroleum products (Witco). Mr. Toller had been the Chairman and Chief Executive
Officer of Witco since October 1990 and retired in July 1996. Mr. Toller joined Witco in 1984 as an executive officer when it acquired the Continental Carbon Company of Conoco, Inc., where he had been its President and an officer since
1955.   Mr.  Toller is a graduate of the University of Arkansas with a
Bachelor's degree in Economics, and the Stanford University Graduate School Executive Program.

     MICHAEL D. FULLWOOD was elected Senior Vice President, Chief Financial and Administrative Officer and General Counsel of the Company in July 1997 and has been appointed to similar positions at Commodore, Commodore Applied Technologies, Inc. and Commodore Separation Technologies, Inc. Mr. Fullwood was elected a director of the Company in July 1997 having been appointed pursuant to the terms of a securities purchase agreement, dated July 3, 1997, between Commodore and the Company. From 1987 to 1996, Mr. Fullwood held numerous positions ranging from Senior Attorney to Executive Vice President and Chief Financial Officer of Witco. From 1983 to 1987, Mr. Fullwood served as Senior Attorney at Scallop Corporation (Royal Dutch/Shell Group), where he specialized in corporate matters and mass tort litigation and handled international law for Royal Dutch/Shell Group. Mr. Fullwood also previously served as Senior Attorney of Caltex Petroleum and Arabian American Oil Company, handling corporate, contractual and transnational matters. Mr. Fullwood holds a law degree from Harvard Law School.

     Prior to the Company's 1996 Annual Meeting of Stockholders on February 28, 1996, the Company's Board of Directors was divided into three classes, each of which was elected by holders of Old Common Stock and Old Series A Preferred Stock, voting together as a single class, for a three-year term, with one class being elected each year. The Board of Directors currently consists of one Class I Director, two Class II Directors, two Class III Directors and two directors (Messrs. Fullwood and Toller) who are elected annually. The term of the Class I Director, Mr. Newkirk, expires at the next annual meeting of stockholders; the term of the Class II Directors, Messrs. Hannesson and Van Vranken, expires in 1998; and the term of the Class III Directors, Messrs. Blum and Weiss, expires in 1999.

     Pursuant to an amendment to the Company's Certificate of Incorporation which was adopted by the stockholders of the Company at its 1996 Annual Meeting of Stockholders, the Board of Directors will no longer be divided into classes. Commencing with the next Annual Meeting of Stockholders, directors will be elected for one-year terms. Each incumbent director will be entitled to complete his term such that commencing with the 1999 Annual Meeting of Stockholders, all directors will be elected for one-year terms.

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

BOARD OF DIRECTORS COMMITTEES

     The Board of Directors currently has five standing committees: the Audit Committee, the Compensation Committee, the Stock Option Committee, the Finance Committee and the Executive Committee.

   Audit Committee

      As of September 30, 1997, the Audit Committee consisted of Messrs. Fullwood, Van Vranken and Weiss, each of whom are non-employee directors. The Audit Committee did not formally meet during the 1997 fiscal year. The Audit Committee, through direct communication with the Company's independent accountants, evaluates the adequacy and effectiveness of the Company's administrative, operating and accounting policies and its internal accounting control system. It reviews and approves significant accounting changes and the annual financial statements.

   Compensation Committee

      The Compensation Committee currently consists of Messrs. Toller, Van Vranken and Weiss, each of whom are non-employee directors. The Compensation Committee did not meet formally during the 1997 fiscal year. The Compensation Committee determines and sets the annual compensation to be paid to the Company officers.

   Stock Option Committee

      The Stock Option Committee consists of Messrs. Toller, Van Vranken and Weiss. The Stock Option Committee did not meet formally during the 1997 fiscal year. The Stock Option Committee administers the Stock Option Plans as approved by the stockholders of the Company and determines each employee's participation in the plans.


   Finance Committee

      The Finance Committee consists of Messrs. Blum, Fullwood, Newkirk and Van Vranken, of whom Messrs. Blum, Fullwood and Van Vranken are non-employee directors, and is chaired by Mr. Van Vranken. The Finance Committee advises the Board of Directors on corporate finance transactions and the selection of underwriters for such transactions.

   Executive Committee

      The Executive Committee consists of Messrs. Blum, Hannesson, Newkirk and Toller. The Executive Committee, with the assistance of management, develops the overall business strategy to be followed by the Company and submits it to the full Board of Directors for adoption.

ITEM 10.  EXECUTIVE COMPENSATION

   Summary of Cash and Certain Other Compensation

   The following table sets forth the annual and long-term compensation of the Chief Executive Officer and the four other most highly compensated officers of the Company for the fiscal years ended September 30, 1997, 1996 and 1995 (the Named Executives).

                                                            TABLE I
                                     Summary of Compensation to Certain Executive Officers

                                                   Annual Compensation                  Long-Term Compensation
                                             -----------------------------         ---------------------------------
                                                                                      Awards               Payouts
                                                                                   -----------          ------------
                                                                                    Securities           All Other
                                             Fiscal                                 Underlying          Compensation
  Name and Principal Position                 Year           Salary ($)(1)         Options (#)              ($)(2)
                                             ------          -------------         -----------          ------------
      .....................
  Marc S. Newkirk .........                  1997               $279,637              114,123              $5,421
    President and                            1996               $257,425              114,123              $6,021
    Chief Executive Officer                  1995               $251,425                   --              $4,441

  Mark G. Mortenson, Esq. .                  1997               $155,011               11,150              $4,064
    Executive Vice President and             1996               $141,901               11,150              $4,168
    Chief Operating Officer                  1995               $118,073                   --              $3,503

  Michael J. Hollins ......                  1997               $148,810               18,605              $4,622
    Vice President,                          1996               $136,423               18,605              $4,521
    Corporate Development                    1995               $135,655                  --               $4,244

  Christopher R. Kennedy ..                  1997               $128,306                9,500              $3,759
    Vice President, Technology               1996               $120,714                9,500              $3,440
                                             1995               $120,194                   --              $3,269

  Robert J. Ferris                           1997               $134,412               12,199              $4,342
    Treasurer, Secretary and                 1996               $123,320               12,199              $4,033
    Vice President, Administration           1995               $122,178                   --              $3,789

(1) Includes the following salary restoration adjustments in 1997 and 1996, respectively: $73,004 and $49,950 for Mr. Newkirk; $39,492 and $27,021 for Mr. Hollins; $41,369 and $32,535 for Mr. Mortenson; $34,364 and $23,513 for Mr. Kennedy; and $35,534 and $24,313 for Mr. Ferris.

(2) Represents interest earned on the Deferred Compensation Plan which is in excess of the maximum allowable federal rate of 7.79%, plus the Company's matching contributions under the Employee Savings Plan.


     Salary Restoration Program

     Due to the Company's ongoing cash needs, as of March 20, 1995, the officers of the Company agreed to a temporary 33% salary reduction. During fiscal 1995, the total amount of this salary reduction was approximately $160,000. Although this salary reduction remains in effect, on December 8, 1995, the Board of Directors approved a salary restoration program. During each quarter of the fiscal year, the officers are eligible to receive restoration of their lost salary (the Restored Portion) to the extent that the operating income of the Company, excluding extraordinary items, is greater than $15,000 for the quarter, after giving effect to the restoration of the salaries. If the operating income in any quarter is insufficient to pay each participant's Restored Portion, then the Company is permitted to pay to the participants that amount of salary not previously restored, to the extent that the operating income of the Company, excluding extraordinary items, is greater than $60,000 for the fiscal year, after giving effect to the restoration of salaries.

     Compensation of Directors

     In addition to the Director Option Plan referred to below, the Directors are reimbursed for normal expenses incurred in attending Board of Directors or committee meetings and for other miscellaneous expenses incurred while performing their duties as Directors. No cash compensation is paid to the Directors for their services.

     The following table shows the number of shares of Common Stock underlying the Stock Options granted in fiscal year 1997 to each of the Named Executives, the percentage of total options granted which each Named Executive's stock option grant represents, the exercise price of each option granted and the expiration date of each option granted.

                                                              TABLE II
                                               Option/SAR Grants in Last Fiscal Year
                            # of Securities      Percent of total
                               Underlying        options granted                            Option
     Name                       Options          in fiscal year     Exercise Price      Expiration Date
     ----                       -------          --------------     --------------      ---------------
Marc S. Newkirk                  114,123               44 %             $7.41               07/03/07

Mark G. Mortenson                 11,150                4 %               "                 07/03/07

Michael J. Hollins                18,605                7 %               "                 07/03/07

Christopher Kennedy                9,500                4 %               "                 07/03/07

Robert J. Ferris                  12,199                5 %               "                 07/03/07

     Options Exercised in Fiscal Year 1997

     The following table shows the number and value of stock options exercised by each of the Named Executives during fiscal year 1997, the number of all vested (exercisable) and unvested (not yet exercisable) stock options held by each Named Executive at the end of fiscal year 1997, and the value of all such options that were "in the money" (i.e., the market price of the Common Stock was greater than the exercise price of the options) at the end of fiscal year 1997.

                                                             TABLE III
                                        Aggregated Option Exercises in Fiscal Year 1997 and
                                                   Fiscal Year End Option Values
                                                                         Number of
                                                                   Securities Underlying          Value of Unexercised
                                                                    Unexercised Options           In-the-Money Options
                                   Shares                          at End of Fiscal 1997         at End of Fiscal 1997
                                  Acquired           Value             Exercisable /                  Exercisable /
   Name                        on Exercise (#)    Realized ($)         Unexercisable                  Unexercisable
   ----                        ---------------    ------------         -------------                  -------------
Marc S. Newkirk...........          -0-                $0             96,346/131,900                      $0/$0
Mark G. Mortenson.........          -0-                 0               5,099/17,201                      $0/$0
Michael J. Hollins........          -0-                 0              12,778/24,432                      $0/$0
Christopher R. Kennedy....          -0-                 0               4,666/14,334                      $0/$0
Robert J. Ferris..........          -0-                 0               6,845/17,553                      $0/$0

EXISTING COMPANY PLANS

     1995 Employee Stock Option Plan

   In connection with the Recapitalization Plan, the Company adopted the 1995 Employee Stock Option Plan (the New Stock Option Plan), which was approved by stockholders at the Special Meeting held on November 10, 1995. In addition, holders of options granted pursuant to the Company's 1983 and 1993 Employee Stock Option Plans (the Old Stock Option Plans) consented to the cancellation of such options in exchange for options granted pursuant to the New Stock Option Plan. Pursuant to the New Stock Option Plan, the Stock Option Committee will have authority to grant options to purchase shares of New Common Stock to officers, key employees and consultants of the Company, its subsidiaries, affiliates and certain licensees. Options to purchase 516,853 shares of Common Stock have been granted pursuant to the New Stock Option Plan and are currently outstanding, and an additional 20,016 remain available for grant. For further information on employee stock options, see Note 10 to the Company's Consolidated Financial Statements included in this 10-KSB.

     1991 Director Stock Option Plan

     In October 1991, the Board of Directors approved the Director Option Plan to compensate Directors for services. Prior to the Recapitalization Plan, eligible Directors had been granted options to purchase 93,198 shares of Old Common Stock at prices between $5 and $8 per share, all of which were outstanding at the time of the November 1995 Recapitalization. The resulting compensation expense was charged to operations over the option vesting period. In connection with the Recapitalization Plan, (i) current directors holding options granted pursuant to the 1991 Director Stock Option Plan consented to the
cancellation of such options in         exchange for new options granted
pursuant to the 1991 Director Stock Option Plan to purchase one-twentieth of the options previously held at an exercise price of $5.625 per share and (ii) options held by former directors were equitably adjusted with the effect that the holder thereof is entitled to purchase a number of Units equal to one-twentieth of the shares of Old Common Stock underlying such options at a per Unit exercise price equal to twenty times the exercise price per share of Old Common Stock.

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

     Grant of Warrants

     In December 1995, the Board of Directors approved the issuance to certain executive officers of warrants (the Warrants) to purchase 66,000 shares of Common Stock. All of the Warrants vest on the third anniversary of the date of grant. On July 3, 1997, pursuant to the terms of the Securities Purchase Agreement, the Board of Directors approved the issuance to certain executive officers of warrants to purchase an additional 66,000 shares of Common Stock. For further information on warrants, see Note 10 to the Company's Consolidated
Financial Statements included in this   10-KSB.

     Deferred Compensation Plan

     From June 1993 through May 1994, the Company implemented a Deferred Compensation Plan whereby a portion of the employee's compensation is deferred and payable in five years together with 12% interest compounded annually. The Deferred Compensation Plan, as initially adopted, provided that payments of such compensation would be made in cash or Old Common Stock at a rate of $13 per share at the option of the employees. The deferred compensation accrual as of September 30, 1997 and 1996 was, $1,357,000 and $1,230,000, respectively.

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

     401(k) Matched Savings Plan

     In July 1988, the Company implemented a 401(k) Matched Savings Plan (the Employee Savings Plan) permitting eligible employees to defer and have the Company contribute a portion of their compensation on a pre-tax basis to the Employee Savings Plan. The Company may make a matching contribution of fifty cents for each dollar deferred by a participant up to 4% of a participant's total cash compensation. Company contributions to the Employee Savings Plan were $202,000 and $193,000 in 1997 and 1996, respectively.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Below is a table setting forth the beneficial ownership as of December 12, 1997 of the Common Stock of the Company by each of its officers, directors and each entity known by the Company to beneficially own five percent or more of any class of the Company's voting securities.

                                                                                       Number of          Percent of
 Title of Class               Name and Address of Beneficial Owner(1)                    Shares             Class
 --------------               ---------------------------------------                    ------             -----
 Common Stock                 Commodore Environmental Services, Inc. (2)                 4,039,329          85.9%
                              Alcan (3), (4)                                               188,432           12.4
                              Marc S. Newkirk (5), (6), (7)                                187,306           12.7
                              Michael J. Hollins (5), (7), (8)                              29,217            2.2
                              Mark G. Mortenson (7)                                          8,816              *
                              Christopher R. Kennedy (7)                                     7,833              *
                              Robert J. Ferris (5), (7)                                     13,233              *
                              Bentley J. Blum (5), (7), (9)                                657,492           46.7
                              Michael D. Fullwood (7), (14)                                    500              *
                              Paul E. Hannesson (5), (7), (10)                              36,116            2.7
                              William R. Toller (7), (13)                                      500              *
                              J. Frederick Van Vranken, Jr. (5), (7), (11)                  22,553            1.7
                              Stephen A. Weiss (5), (7), (12)                                2,139              *
                              All directors and executive officers                         965,705           59.5
                              as a group (eleven persons) (5), (6), (7), (8), (9), (10)

 Series F Preferred Stock     Commodore Environmental Services, Inc.                       250,000            100

*     Less than 1% of outstanding shares.

(1) Unless otherwise indicated, (i) the address of each of the beneficial owners is c/o Lanxide Corporation, 1300 Marrows Road, P.O. Box 6077, Newark, Delaware 19714-6077, (ii) all shares are owned directly, and
       (iii) each person has sole investment and voting power.
(2) Includes (i) 3,375,000 shares of Common Stock convertible from 250,000 shares of Series F Stock which may be acquired upon exercise of the Warrant and (ii) 664,329 shares of Common Stock which the Board of Directors of Commodore is entitled to vote pursuant to the Voting Agreement. Commodore's address is 150 East 58th Street, Suite 3400,
       New York, New York 10155.
(3) Consists solely of shares of the Company's Series A Preferred Stock, convertible at any time into the Company's Common Stock.
(4) Includes 27,007; 96,865; and 64,560 shares owned by Alcan Aluminium Limited, Alcan Aluminum Corporation and Alcan Automotive Castings, respectively. Alcan's address is 1188 Sherbrooke Street West, Montreal, Quebec, Canada H3A 3G2.
(5) Includes an aggregate of 185,069 shares of the Company's Series A Preferred Stock, convertible at any time into shares of the Company's Common Stock as follows: 36,869 shares for Mr. Newkirk, 2,279 shares for Mr. Hollins, 423 shares for Mr. Ferris, 21,386 shares for Mr. Blum, 5,579 shares for Mr. Hannesson, 2,159 shares for Mr. Van Vranken and 139 shares for Mr. Weiss.
(6) Includes shares owned by Mr. Newkirk's spouse, Karen H. Newkirk (2,487 shares); and minor children trusts dated 3/3/88 for the benefit of Corey
       E. Newkirk (1,827 shares) and Ross S. Newkirk (1,827 shares) and trust under agreement of Marc S. Newkirk dated 3/3/88 (66,773 shares) for which Mr. Newkirk has voting power. Pursuant to the Voting Agreement, Mr. Newkirk is not entitled to vote the 33,000 shares of Common Stock owned by him.
(7) Includes the following options to purchase shares of the Company's Common Stock which are exercisable within 60 days, including: 114,123 shares for Mr. Newkirk, 16,938 shares for Mr. Hollins, 8,816 shares for Mr. Mortenson, 7,833 shares for Mr. Kennedy, 10,532 shares for Mr. Ferris, 2,757 shares for Mr. Blum, 2,757 shares for Mr. Hannesson, 3,589 shares for Mr. Van Vranken, 2,000 shares for Mr. Weiss, 500 shares for Mr. Toller and 500 shares for Mr. Fullwood.
(8) Excludes shares beneficially owned by Kanematsu which are subject to the Voting Trust Agreement, dated as of May 28, 1992, between Kanematsu and Mr. Hollins, as voting trustee.
(9) Includes 41,088 shares owned by Mr. Blum's spouse, Laura Utley, as to which Mr. Blum disclaims beneficial ownership. Also includes warrants to purchase 58,763 shares of the Company's Common Stock exercisable until January 14, 1998. Mr. Blum's address is 150 E. 58th Street, Suite 3400, New York, New York 10155. Pursuant to the Voting Agreement, Mr. Blum and Ms. Utley are not entitled to vote the 574,586 shares of Common Stock owned by them.
(10) Includes 16,680 shares owned by Mr. Hannesson's spouse, Suzanne G. Hannesson, as to which Mr. Hannesson disclaims beneficial ownership.
       Mr. Hannesson's address is 150 East 58th Street, New York, NY 10155. Pursuant to the Voting Agreement, Mr. and Mrs. Hannesson are not entitled to vote the 27,780 shares of Common Stock owned by them.
(11) Includes shares owned by Mr. Van Vranken's Individual Retirement Account, of which Mr. Van Vranken is the beneficial owner. Mr. Van Vranken's address is 230 Park Avenue, 13th Floor, New York, NY 10169.
(12)   Mr.  Weiss' address is 153 East 53rd Street, 35th Floor, New York, NY
       10022.
(13)   Mr. Toller's address is 1177 High Ridge Road, Stamford, CT  06905.
(14)   Mr. Fullwood's address is 150 East 58th Street, New York, NY 10155.
(15)   Consists entirely of a warrant   to purchase 250,000 shares of Series F
       Preferred Stock exercisable until June 30, 2000 at an exercise price of $100 per share. This warrant may be exercised in part by exchanging the 20,000 shares of Series G Preferred Stock held by Commodore for a like number of shares of Series F Preferred Stock. Commodore's address is set forth in footnote 1 above.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 1996, the Company entered into a Merger Agreement with Commodore Environmental Services, Inc. (Commodore) providing for the acquisition of the Company by Commodore and the conversion of the Company's outstanding Common Stock and Series A Preferred Stock into common stock of Commodore
(the Merger). The Merger was subject to several conditions, including the completion of a public offering of Commodore capital stock with gross proceeds of at least $50 million. In July 1997, the merger discussions were terminated as a result of the consummation of the transaction between the Company and Commodore described below.

     In July 1997, Commodore obtained effective control of the Company pursuant to the Voting Agreement which was executed in connection with the transactions contemplated by the Securities Purchase Agreement. Pursuant to the Voting Agreement, stockholders owning 50.1% of the outstanding Common Stock granted proxies to the members of the Board of Directors of Commodore to vote all shares of Common Stock held by each such stockholder until December 31, 1998.

     Pursuant to the Securities Purchase Agreement, Commodore purchased 20,000 shares of Series G Preferred Stock for $2.0 million. For a description of the terms of the Series G Preferred Stock, see Item 5 of this 10-KSB. The Securities Purchase Agreement further provided that if prior to August 27, 1997, Commodore received $10.5 million in financing, Commodore would purchase an
additional 85,000 shares of Series G    Preferred Stock for an aggregate
purchase price of $8.5 million comprised of (x) $4.0 million in cash and (y) the cancellation of the Company's outstanding indebtedness to Commodore and its subsidiary, Commodore Applied Technology, Inc., in the amount of $4.5 million. On August 27, 1997, Commodore informed the Company that it had not completed the required financing and that it would not purchase the additional 85,000 shares of Series G Preferred Stock.

     Pursuant to the Securities Purchase Agreement, the Company also issued a warrant to Commodore for the purchase of 250,000 shares of the Company's Series F Preferred Stock at an exercise price of $100 per share. For a description of the terms of the Series F Preferred Stock, see Item 5 of this 10-KSB. The Warrant may be exercised, in part, by the exchange of the 20,000 shares of Series G Preferred Stock acquired by Commodore pursuant to the Securities Purchase Agreement for a like number of shares of Series F Preferred Stock.

     Bentley J. Blum, a director and principal stockholder of the Company, is a director and principal stockholder of Commodore. Paul E. Hannesson, the Chairman of the Board of the Company, is the Chairman of the Board and the Chief Executive Officer of Commodore. Pursuant to the Securities Purchase Agreement, Michael Fullwood, the Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel of Commodore, and William Toller, a director of Commodore Separation Technologies, Inc., [a subsidiary of Commodore], became members of the Board of Directors of the Company.

     During the latter part of 1996, Lanxide Performance Materials, Inc. (LPM) established an aggregate line of credit of $4.5 million with Commodore and its subsidiary, Commodore Applied Technology, Inc. LPM has drawn all available amounts under this line which bears interest at Citibank N.A.'s prime rate of interest and matures on February 28, 1998.


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

     10.56 Purchase and Sale Agreement, dated as of February 29, 1996, among Nihon Cement Co. Ltd., Lanxide K.K. and Celanx, KK. Incorporated by reference to Exhibit 10.56 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

     10.57 Form of Settlement Agreement among the Company and the individuals listed on Schedule A thereto. Incorporated by reference to Exhibit 10.57 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)
     10.58 Registration Rights Agreement, dated as of April 11, 1996, between Mees Pierson, Inc. and the Company. Incorporated by reference to Exhibit 10.58 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

     10.59.10 Sale of Interest Agreement, dated June 28, 1996, among DuPont, Lanxide Armor Products, Inc. and Lanxide Armor Company, Inc. Incorporated by reference to Exhibit 2.0 of the Company's current report on Form 8-K filed on July 17, 1996.

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

     10.67      Joint Venture Agreement, dated as of October 25, 1996 by and
                among Akebono Brake     Industry Co., Ltd., Nihon Cement
                Company Ltd., Lanxide K.K., Kanematsu Corporation and the Company. Incorporated by reference to Exhibit 10.67 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment by Lanxide Corporation, which has been granted.)

     10.68 Settlement Agreement, dated January 30, 1997, among the Company, the plaintiffs listed in Exhibit A thereto, (the "Plaintiffs") and Bentley J. Blum. Incorporated by reference to Exhibit 10.68 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.

     10.69 Promissory Note of the Company, dated January 30, 1997 in favor of the Plaintiffs. Incorporated by reference to Exhibit B of
                Exhibit 10.68 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.

     10.70 Securities Purchase Agreement, dated July 3, 1997, between the Company and Commodore Environmental Services, Inc. Incorporated by reference to Exhibit 10.70 of the Company's Current Report on Form 8-K filed on July 18, 1997. (No. 0-16293)

     10.71 License Agreement between the Company and Nihon Cement Company, Ltd. dated September 5, 1997. (Portions of Exhibit 10.71 have been omitted pursuant to a request for confidential treatment.)

     21.1     Subsidiaries of the Company.

     27       Financial Data Schedule


   b. Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated October 2, 1996, reporting the revised structure of the previously announced merger transaction with Commodore.

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

               The Company filed a Current Report on Form 8-K dated July 18, 1997, reporting the change in control of the Company.

                                    SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Lanxide Corporation               Date

                                /s/Marc S. Newkirk            January 13, 1998
                                __________________________    ________________

                                   By:  Marc S. Newkirk
                                        President and Chief
                                        Executive Officer

     Pursuant to the requirements of the Exchange Act, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                    Title                                               Date

/s/ Marc S. Newkirk                          President, Chief Executive Officer
______________________________                  and Director                                      January 13, 1998

Marc S. Newkirk


/s/ Robert J. Ferris                         Secretary, Treasurer
______________________________                  and Vice President, Administration                January 13, 1998

Robert J. Ferris


/s/ William R. Toller                        Vice Chairman,
______________________________                  Senior Executive Officer and Director             January 13, 1998

William R. Toller


/s/ Michael D. Fullwood                      Senior Vice President,
______________________________                  Chief Financial and Administrative Officer,
                                                General Counsel and Director                      January 13, 1998
Michael D. Fullwood



/s/ Bentley J. Blum                          Director                                             January 13, 1998
______________________________

Bentley J. Blum


/s/ J. Frederick Van Vranken, Jr.            Director                                             January 13, 1998
______________________________

J. Frederick Van Vranken, Jr.


/s/ Paul E. Hannesson                        Director                                             January 13, 1998
______________________________

Paul E. Hannesson


/s/ Stephen A. Weiss                         Director                                             January 13, 1998
______________________________

Stephen A. Weiss

                                 EXHIBIT INDEX

                                                                     Sequential
Exhibit                                                                 Page
Number       Description                                               Number
------       -----------                                               ------
*  2.3       Recapitalization Plan, dated October 10, 1995.
             Incorporated by reference to Exhibit 2.3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

* 2.4        Merger Agreement, dated October 10, 1995

* 3.5        Restated Certificate of Incorporation

* 3.6 By-laws. Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (No. 33-94186)

* 4.8        Specimen Certificate for Common Stock

* 4.9        Specimen Rights Certificate

* 4.10 Warrant Agreement, dated as of March 28, 1996, between QRS 12-16, Inc. and the Company. Incorporated by reference to Exhibit 4.12 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186).
* 4.11 Form of Warrant Agreement among the Company and the individuals listed on Schedule A thereto. Incorporated by reference to Exhibit 4.13 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186).

* 4.12 Warrant Agreement, dated as of December 22, 1995, among the Company and the officers listed on Schedule A thereto. Incorporated by reference to Exhibit 4.14 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186).

* 4.14.1 Amendment to Warrant Agreement, dated June 26, 1996 among the Company and the Warrantholders. Incorporated by reference to Exhibit 4.14.1 to the Company's
             Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1996.

* 9.1          Voting Trust Agreement, dated as of May 28, 1992,
             between Kanematsu Corporation, the Company and Michael
             J. Hollins, incorporated by reference to Exhibit 9.1 of the Company's Registration Statement on Form S-4 (No. 33-94186)

* 10.23.1    License Agreement between the Company, Lanxide
             Technology Company L.P. and Sturm, Ruger and Company,
             Inc., dated January 5, 1996. Incorporated by reference to Exhibit 10.23.1 of the Company's Post-Effective
             Amendment No. 1 to the Registration Statement on Form S-
             4 under cover of Form SB-1 (No. 33-94186)
* 10.24      Stock Purchase Agreement among LNX Acquisition Company,
             the Company and Lanxide Technology Company, dated May
             25, 1995. Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-4 (No.
             33-94186)

* 10.25 Asset Purchase Agreement between Alanx Products Inc. and Alanx Wear Solutions, Inc., dated June 26, 1995.
             Incorporated by reference to Exhibit 10.25 to the
             Company's Registration Statement on Form S-4 (No. 33-
             94186)

* 10.26 Guarantee (Asset Purchase Agreement) between the Company and Alanx Wear Solutions, Inc., dated June 26, 1995.
             Incorporated by reference to Exhibit 10.26 to the
             Company's Registration Statement on Form S-4 (No. 33-
             94186)

* 10.28 Amendment to Note, dated August 15, 1995, between PNC Bank, Delaware and the Company. Incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-4 (No. 33-94186)

* 10.31 Letter Agreement between Alcan and the Company, dated July 14, 1995. Incorporated by reference to Exhibit
             10.31 to the Company's Registration Statement on Form S-4 (No. 33-94186)

* 10.32 Lease, between the Company and Terrace Realty, Inc. relating to the Company's Forge Drive Facility, dated June 1, 1995. Incorporated by reference to Exhibit
             10.32 to the Company's Registration Statement on Form S-4 (No. 33-94186)

* 10.36 Amendment to Loan Agreement between the Company and PNC Bank, Delaware, dated September 29, 1995. Incorporated by reference to Exhibit 10.36 to the Company's
             Registration Statement on Form S-4 (No. 33-94186)

* 10.41 Amendment to Loan Agreement between the Company and PNC Bank, Delaware, dated September 30, 1995. Incorporated by reference to Exhibit 10.41 to the Company's
             Registration Statement on Form S-4 (No. 33-94186)

* 10.43 1995 Employee Stock Option Plan. Incorporated by reference to Exhibit 10.43 to the Company's Annual
             Report on Form 10-KSB for the fiscal year ended
             September 30, 1995.

* 10.47 Amendment to Loan Agreement, dated December 7, 1995, between PNC Bank, Delaware and the Company.
             Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

* 10.48 Registration Rights Agreement, dated November 7, 1995, among the Company, Alcan and Marc S. Newkirk.
             Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

* 10.49 Special Warranty Deed, dated as of March 28, 1996, from the Company to QRS 12-16, Inc. with respect to the Marrows Road Facility. Incorporated by reference to
             Exhibit 10.49 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

* 10.50 Lease Agreement, dated as of March 28, 1996, between QRS 12-16, Inc., as landlord, and the Company, as tenant. Incorporated by reference to Exhibit 10.50 of the Company's Post-Effective Amendment No. 1 to the
             Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

* 10.51 Sublease Agreement, dated as of March 28, 1996, between the Company, as landlord, and Lanxide Armor Company, L.P., a Delaware limited partnership (LAC), as subtenant. Incorporated by reference to Exhibit 10.51 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

* 10.52 Sublease Agreement, dated as of March 28, 1996, between the Company, as landlord, and DuPont Lanxide Composites, L.P., a Delaware limited partnership (DLC), as subtenant. Incorporated by reference to Exhibit 10.52 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

* 10.53 Sublease Agreement, dated as of March 28, 1996, between the Company, as landlord, and Lanxide Electronic Components, Inc., a Delaware corporation (LEC), as
             subtenant. Incorporated    by reference to Exhibit 10.53
             of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

* 10.54 Assignment of Subleases and Rents, dated as of March 28, 1996, between Lanxide and QRS 12-16, Inc. Incorporated by reference to Exhibit 10.54 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

* 10.55 Promissory Note, dated as of March 28, 1996, from QRS 12-16, Inc. to the Company. Incorporated by reference to Exhibit 10.55 of the Company's Post-Effective
             Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

* 10.56 Purchase and Sale Agreement, dated as of February 29, 1996, among Nihon Cement Co. Ltd., Lanxide K.K. and Celanx, KK. Incorporated by reference to Exhibit 10.56 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

* 10.57 Form of Settlement Agreement among the Company and the individuals listed on Schedule A thereto. Incorporated by reference to Exhibit 10.57 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

* 10.58 Registration Rights Agreement, dated as of April 11, 1996, between Mees Pierson, Inc. and the Company. Incorporated by reference to Exhibit 10.58 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 under cover of Form SB-1 (No. 33-94186)

* 10.59.10   Sale of Interest Agreement, dated June 28, 1996, among
             DuPont, Lanxide Armor Products, Inc. and Lanxide Armor
             Company, Inc. Incorporated by reference to Exhibit 2.0 of the Company's current report on Form 8-K filed on July 17, 1996.

* 10.59.20   Sale of Interest Agreement, dated June 28, 1996, between
             DuPont and the Company.  Incorporated by reference to
             Exhibit 2.1 of the Company's current report on Form 8-K filed on July 17, 1996.

* 10.59.30   Sale of Interest Agreement, dated June 28, 1996, among
             DuPont, Lanxide Technology Company, L.P. and DuPont
             Lanxide Composites, Inc.  Incorporated by reference to
             Exhibit 2.2 of the Company's current report on Form 8-K filed on July 17, 1996.

* 10.59.40   Letter Agreement, dated June 28, 1996, between the
             Company and DuPont relating to the Guaranty Agreement, dated February 11, 1993. Incorporated by reference to
             Exhibit 10.59 of the Company's current report on Form 8-
             K filed on July 17, 1996.

* 10.60 Agreement and Plan of Merger, dated November 13, 1996, by and among the Company, Commodore and COES Acquisition Corp. Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated November 13, 1996.

* 10.61 Line of Credit Agreement, dated November 13, 1996, by and between Lanxide Performance Materials, Inc. and Commodore. Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K, dated November 13, 1996.

* 10.62 Line of Credit Promissory Note, dated November 13, 1996, by Lanxide Performance Materials, Inc. in favor of Commodore. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, dated November 13, 1996.

* 10.63 Security Agreement, dated November 13, 1996, by and between Lanxide Performance Materials, Inc. and
             Commodore. Incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K, dated November 13, 1996.

* 10.64 Guaranty, dated November 13, 1996, by the Company in favor of Commodore. Incorporated by reference to
             Exhibit 6 to the Company's Current Report on Form 8-K, dated November 13, 1996.

* 10.65 Letter Agreement, dated November 13, 1996, by and between Lanxide Performance Materials, Inc. and
             Commodore Applied Technologies, Inc. Incorporated by reference to Exhibit 7 to the Company's Current Report on Form 8-K, dated November 13, 1996.

* 10.66      Joint Development Agreement, dated as of October 25,
             1996, by and among         Akebono Brake Industry Co.,
             Ltd., Nihon Cement Company Ltd. and the Company. Incorporated by reference to Exhibit 10.66 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

* 10.67 Joint Venture Agreement, dated as of October 25, 1996 by and among Akebono Brake Industry Co., Ltd., Nihon Cement Company Ltd., Lanxide K.K., Kanematsu Corporation and the Company. Incorporated by reference to Exhibit 10.67 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment by Lanxide Corporation, which has been granted.)

* 10.68 Settlement Agreement, dated January 30, 1997, among the Company, the plaintiffs listed in Exhibit A thereto, (the "Plaintiffs") and Bentley J. Blum. Incorporated by reference to Exhibit 10.68 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.

* 10.69 Promissory Note of the Company, dated January 30, 1997 in favor of the Plaintiffs. Incorporated by reference to Exhibit B of Exhibit 10.68 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.

* 10.70 Securities Purchase Agreement, dated July 3, 1997, between the Company and Commodore Environmental Services, Inc. Incorporated by reference to Exhibit
             10.70 of the Company's     Current Report on Form 8-K
             filed on July 18, 1997. (No. 0-16293)

  10.71 License Agreement between the Company and Nihon Cement Company, Ltd. dated September 5, 1997. (Portions of
             Exhibit 10.71 have been omitted pursuant to a request for confidential treatment.)

  21.1       Subsidiaries of the Company.

  27         Financial Data Schedule

*  previously filed