Form 10QSB
period 1997-12-31
LANXIDE CORP
filed 1998-02-17
CIK 822972

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ___________


                                  FORM 10-QSB

               [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the three month period ended December 31, 1997


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

                    Yes                           No   X
                        _____                        _____

The number of shares of Common Stock outstanding as of February 12, 1998 was:
1,325,598.

     THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF LANXIDE CORPORATION, INCLUDING STATEMENTS UNDER ITEM 1. FINANCIAL STATEMENTS AND ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (I) COMPETITIVE CONDITIONS IN THE INDUSTRIES IN WHICH LANXIDE OPERATES; (II) FAILURE TO FURTHER COMMERCIALIZE ONE OR MORE OF THE TECHNOLOGIES OF LANXIDE; (III) GENERAL ECONOMIC CONDITIONS THAT ARE LESS FAVORABLE THAN EXPECTED AND (IV) ABILITY TO SECURE ADEQUATE FUNDING.


                              LANXIDE CORPORATION

                               TABLE OF CONTENTS


                                                                        Page
                                                                       Number
                                                                       ------
PART I.   FINANCIAL INFORMATION

   Item 1.    Financial Statements:

              Consolidated Balance Sheet at
              December 31, 1997 (Unaudited)...............................2

              Consolidated Statement of Operations
              for the Three Months Ended
              December 31, 1997 and 1996 (Unaudited)......................3

              Consolidated Statement of Cash Flows
              for the Three Months Ended
              December 31, 1997 and 1996 (Unaudited)......................4

              Notes to Consolidated Financial
              Statements (Unaudited)..................................5 - 9

   Item 2.    Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition.............................................10 - 14

PART II.  OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K...........................15

                                   LANXIDE CORPORATION
                                CONSOLIDATED BALANCE SHEET
                      (Dollars in thousands, except per share data)
                                       (Unaudited)
                                                                               December 31,
                                                                                   1997
                                                                                   ----
ASSETS
Cash and cash equivalents, including amounts restricted for use
     by majority-owned affiliate                                                $    1,816
Accounts receivable                                                                  2,578
Inventories                                                                          2,925
Other current assets                                                                   693
                                                                                ----------
  Total current assets                                                               8,012

Property and equipment, net                                                          9,777
Investment in affiliates                                                               377
Other assets                                                                           323
                                                                                ----------
                                                                                $   18,489
                                                                                ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current portion of long-term debt                                               $   16,906
Accounts payable and accrued expenses                                                3,944
Deferred compensation                                                                1,396
Deferred revenue                                                                       589
                                                                                ----------
  Total current liabilities                                                         22,835

Long-term debt                                                                       3,982
Deferred credit                                                                      1,051
Deferred compensation                                                                   21
                                                                                ----------
                                                                                    27,889
                                                                                ----------
Minority interest in consolidated affiliates                                         1,830
Redeemable Series E preferred stock (aggregate liquidation value, $261);
       26,100 shares issued and outstanding                                            228
                                                                                ----------
Shareholders' deficit
    Preferred stock 15,000,000 shares authorized
       Series A preferred stock (aggregate liquidation value, $88,135)
        $.01 par value; 1,101,683 shares issued and outstanding                         11
       Series G preferred stock (aggregate liquidation value, $2,000)
        $.01 par value; 20,000 shares issued and outstanding
    Common stock, $.01 par value, 25,000,000 shares authorized:
        1,325,598 issued and outstanding                                                13
   Additional paid-in capital                                                      191,006
   Accumulated deficit                                                            (203,251)
   Cumulative translation adjustment                                                   763
                                                                                ----------
      Shareholders' deficit                                                        (11,458)
                                                                                ----------
                                                                                $   18,489
                                                                                ==========

                     See notes to consolidated financial statements.

                                  LANXIDE CORPORATION
                         CONSOLIDATED STATEMENT OF OPERATIONS
                     (Amounts in thousands except per share data)
                                      (Unaudited)
                                                           Three Months Ended December 31,
                                                                  1997           1996
                                                                  ----           ----
Revenue:
  Sales                                                      $    3,248      $    1,626
  Licensing and other related revenues                            1,877           8,445
  Research and development contract revenue                       1,068           1,728
                                                             ----------      ----------
                                                                  6,193          11,799
                                                             ----------      ----------
Operating costs:
  Cost of sales                                                   2,391           1,494
  Product development and engineering                             2,848           1,873
  Research and development contract costs                         1,032           1,466
  Selling, general and administration                             1,755           2,068
                                                             ----------      ----------
                                                                  8,026           6,901
                                                             ----------      ----------
Income (loss) from operations before minority allocation         (1,833)          4,898
Minority allocation of operating (income) loss                       92          (1,197)
                                                             ----------      ----------
Income (loss) from operations                                    (1,741)          3,701
Interest expense                                                   (492)           (401)
Other income                                                         18             133
                                                             ----------      ----------
Income (loss) before income taxes                                (2,215)          3,433
Income tax expense                                                  150              40
                                                             ----------      ----------
Net income (loss)                                                (2,365)          3,393
Dividends on mandatorily redeemable preferred stock                  (7)             (7)
Gain on redemption of subsidiary's preferred stock                                  680
                                                             ----------      ----------
Net income (loss) applicable to common shares                $   (2,372)     $    4,066
                                                             ==========      ==========
Income (Loss) Per Share
   Basic                                                     $    (1.79)     $     3.07
   Diluted                                                   $    (1.79)     $     2.01

Average Common Shares Outstanding
   Basic                                                          1,326           1,326
   Diluted                                                        1,326           2,025

                    See notes to consolidated financial statements.

                                            LANXIDE CORPORATION
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Dollars in thousands)
                                                (Unaudited)
                                                                                      Three Months Ended
                                                                                         December 31,
                                                                                      1997           1996
                                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $   (2,365)    $    3,393
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
 Depreciation and amortization                                                           477            474
 Minority allocation of operating income (loss)                                          (92)         1,197
 Gain on the sale of equipment                                                            (6)           (78)
 Changes in assets and liabilities:
    Decrease (increase) in receivables                                                   160         (2,118)
    Decrease (increase) in inventories                                                   111           (272)
    (Increase) decrease in other assets                                                 (223)            82
    (Decrease) increase in accounts payable and accrued expenses                        (293)           133
    Increase in deferred revenue and deferred credit                                     903            435
    Increase in other liabilities                                                         40             36
                                                                                  ----------     ----------
   Net cash (used in) provided by operating activities                                (1,288)         3,282
                                                                                  ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital additions                                                                      (573)           (75)
 Proceeds from the sale of equipment                                                       6             85
                                                                                  ----------     ----------
   Net cash (used in) provided by investing activities                                  (567)            10
                                                                                  ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of a subsidiary's preferred stock                                                        (4,000)
 Proceeds from issuance of debt obligations                                              250          2,000
 Repayment of debt obligations                                                          (230)            (2)
                                                                                  ----------     ----------
   Net cash provided by (used in) financing activities                                    20         (2,002)
                                                                                  ----------     ----------
Effect of exchange rate translations                                                    (241)          (259)
                                                                                  ----------     ----------
Net (decrease) increase                                                               (2,076)         1,031

Cash and cash equivalents, beginning of period                                         3,892          3,458
                                                                                  ----------     ----------
Cash and cash equivalents, end of period                                          $    1,816     $    4,489
                                                                                  ==========     ==========
Cash paid for interest                                                            $      575     $      364
                                                                                  ==========     ==========

                              See notes to consolidated financial statements.

                              LANXIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. CONSOLIDATED FINANCIAL STATEMENTS

   The consolidated balance sheet at December 31, 1997, the consolidated statements of operations and of cash flows for the three months ended December 31, 1997 and 1996 have been prepared by Lanxide Corporation (the Company) and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented have been made.

   These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, filed with the Securities and Exchange Commission. The results of operations for the period ended December 31, 1997 are not necessarily indicative of operating results for the full year.

2. CASH AND CASH EQUIVALENTS

   All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Included in the cash balances at December 31, 1997 are $1,080,000 held by a subsidiary company which amounts are not generally available to the Company.

3. INVENTORIES

   Inventories are valued at the lower of cost (primarily average cost) or market and consist of the following:

                                               (Amounts in thousands)
          Raw materials and supplies                 $      890
          Work in process                                 1,249
          Finished goods                                    786
                                                     ----------
                                                     $    2,925
                                                     ==========

4. PER SHARE DATA

   Net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. The Company adopted the Financial Accounting Standards Board (FASB) statement No. 128 "Earnings Per Share" for the periods presented. For comparative purposes, the Company was required to restate the earnings per share calculations for the quarter ended December 31, 1996.


   For the three months ended December 31, 1997:

   During the quarter ended December 31, 1997, all potential dilutive securities have an anti-dilutive effect on the loss per share and, therefore, have not been used in determining the weighted average number of common shares outstanding. The following table lists the options and warrants to purchase shares of common stock and the convertible preferred stock that were not included in the computation of diluted earnings per share because of the anti-dilutive effect on the loss per share. All options and preferred shares were outstanding at the end of the period.

                               OPTIONS

         Shares             Exercise Price               Expiration Date
         ------             --------------                ---------------

        289,165                 $5.625                 11/13/05 - 12/03/07
        281,524 (1)             $7.41                  07/25/07 - 10/26/09
          6,500             $7.50 - $22.25             12/21/05 - 05/16/09
         59,481                 $25.00                 06/01/98 - 03/31/00
            766           $100.00 - $160.00            06/30/01 - 06/30/04
            612                $320.00                       02/23/05


                             WARRANTS

         Shares             Exercise Price               Expiration Date
         ------             --------------                ---------------

         58,763                 $4.50                        01/14/99
      3,105,000 (1)             $7.41                       06/30/2000
         66,000                 $7.41                        07/02/07
          7,500                 $7.50                        08/14/02
         66,000                 $8.50                        12/21/05
         15,500                 $14.00                       03/31/01

                                                         Number of Common
     Type of Preferred Stock                           Shares, if Converted
     -----------------------                           --------------------

     Convertible Series A Preferred Stock                    409,768
     Convertible Series G Preferred Stock                    270,000

   (1) The Board of Directors approved the Securities Purchase Agreement by and between the Company and Commodore Environmental Services, Inc. on July 3, 1997. Among other things, the Securities Purchase Agreement provided for the granting of additional stock options and warrants to employees of the Company, Lanxide Armor Products, Inc. and Lanxide Performance Materials, Inc. equal to that number of options and warrants held by each employee on July 3, 1997.

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

  For the three months ended December 31, 1996:
                                                             Income               Shares            Per-Share
                                                          (Numerator)         (Denominator)           Amount
                                                          -----------         -------------           ------
Net Income                                               $   3,393,000

Less:  Dividends on mandatorily redeemable
        preferred stock                                         (7,000)

Add:   Gain on redemption of subsidiary's
        preferred stock                                        680,000
                                                         -------------

Basic earnings per share
Income available to common shareholders                  $   4,066,000            1,325,598          $  3.07
                                                                                                     =======

Effect of Dilutive Securities
Assuming exercise of options and warrants                                           443,604
Assuming purchase of shares with proceeds of
   options and warrants                                                            (156,801)
Assuming conversion of convertible preferred stock                                  412,552
                                                         -------------        -------------

Diluted earnings per share
Income available to common stockholders
   + assumed conversion                                  $   4,066,000            2,024,953          $  2.01
                                                         =============        =============          =======

   The following table lists the options to purchase shares of common stock that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. All options were outstanding at the end of the period.

         Shares             Exercise Price               Expiration Date
         ------             --------------                ---------------

         59,481                 $25.00                 06/01/98 - 03/31/00
          3,700            $18.00 - $22.25             01/31/06 - 11/28/06
            766           $100.00 - $160.00            06/30/01 - 06/30/94
            612                $320.00                       02/23/05


5. SIGNIFICANT EVENTS

   Loan from Lanxide K.K.

   On December 29, 1997, Lanxide K.K., a 65% owned Japanese subsidiary, agreed to loan $1.8 million to the Company (the Lanxide K.K. Loan). The Company received $1.3 million on December 29, 1997 and an additional $.5 million was received on January 12, 1998. Cash held by Lanxide K.K. is generally unavailable to the Company for general corporate purposes. The Lanxide K.K. Loan was to mature on January 31, 1998 and bears interest at the rate of 6% per annum. Upon an event of default under the Lanxide K.K. Loan, the Company shall transfer to Lanxide K.K. either its ownership of 100% of the common stock of Lanxide Electronic Components, Inc. (the LEC Interest) or its 10% ownership in DuPont Lanxide Composites, Inc. (the DLC Interest) as follows. If the Company's $6.0 million loan from PNC Bank (the PNC Bank
   Loan), which loan is guaranteed by E.I. DuPont de Nemours and Company, Inc. (DuPont), has been paid in full, then the Company shall transfer either, the LEC Interest or the DLC Interest to Lanxide K.K., provided, however, that if the Company defaults under the PNC Bank Loan and DuPont is required to satisfy its obligations as guarantor, then (1) the Company shall first transfer to DuPont, at DuPont's option, either the LEC Interest or the DLC Interest, both of which serve as collateral for the PNC Bank Loan guarantee, and (2) the Company shall then transfer to Lanxide K.K. the remaining interest: either the LEC Interest or the DLC Interest (see "Assignment of Option; Transfer of Subsidiaries" below for a further discussion of DuPont's option and collateral). Upon an event of default under the Lanxide K.K. Loan, the Company shall not be required to transfer the LEC Interest or the DLC Interest to Lanxide K.K. until either an event of default has occurred under the PNC Bank Loan or the Company has paid the PNC Bank Loan in full.

   A ten day extension has been received on payment of the $1.8 million loan, which now matures on February 10, 1998. In addition to its other remedies, if the loan is not paid in full by February 10, 1998, Lanxide K.K. has the right to offset any trade payables due the Company's subsidiary, Lanxide Electronic Components, Inc. for all shipments made to Lanxide K.K. following February 10, 1998 in an amount equal to any unpaid principal balance that may be outstanding as of February 10, 1998. As of February 17, 1998, the Company has not repaid the loan.

   Termination of Employees

   On February 3, 1998, the Company terminated all of its employees, as well as those of three of its subsidiaries located at the Company's Newark, Delaware offices, as a result of its inability to secure adequate funding to continue its operations.

   Assignment of Option; Transfer of Subsidiaries

   As discussed previously, DuPont entered into an agreement with PNC Bank (the
   Bank), pursuant to which DuPont agreed to guaranty the Company's obligations to the Bank under a Revolving Credit and Term Note, dated February 24, 1993, in the original principal amount of $5,970,000 (the PNC Bank Loan). In consideration for DuPont's guaranty, the Company and DuPont entered into a Loan Guarantee Letter Agreement, dated December 15, 1992 (as amended, the Guarantee Agreement), pursuant to which the Company granted to DuPont, as collateral, an option (the Option) to acquire all of the outstanding common equity securities of Lanxide Armor Products, Inc. (LAP) and Lanxide Electronic Components, Inc. (LEC). DuPont's exercise of the Option would release the Company from all obligations and liabilities under the PNC Bank Loan. Under the terms of the Guarantee Agreement, the Option would become exercisable by DuPont upon the Company's notification to DuPont of the Company's inability to meet its obligations under the PNC Bank Loan.

   In a letter agreement entered into between the Company and DuPont, dated February 6, 1998 (the Letter Agreement), the Company notified DuPont that the Company would not be able to meet its obligations under the PNC Bank Loan. In the Letter Agreement, the Company consented to DuPont's assignment of its right to exercise the Option to DHB Capital Group, Inc. (DHB) and DuPont agreed to repay the Bank all amounts owed by the Company to the Bank under the PNC Bank Loan.

   Concurrent with the assignment of the Option by DuPont to DHB, the Company entered into a Transfer Agreement, dated as of February 6, 1998 (the Transfer Agreement), by and among the Company, DHB, LAP, LEC and Lanxide Technology Company, L.P. (LTC), pursuant to which DHB elected to exercise the Option and, accordingly, the Company transferred to DHB all of the outstanding common equity securities of LEC and LAP. Pursuant to the Transfer Agreement, DHB has agreed to use its best efforts to cause LEC and LAP to hire, at a minimum, all of the persons employed as of February 2, 1998, by LEC and LAP, respectively. Pursuant to the Transfer Agreement, DHB further agreed to transfer to LTC certain assets of LAP set forth on a schedule attached to the Transfer Agreement (the Asset Sale) and (i) LTC and LEC have each agreed to amend the License Agreement, dated as of July 25, 1995, between LTC and LEC and (ii) LTC and LAP have each agreed to amend the License Agreement, dated as of March 31, 1987, between LTC and LAP to provide for a royalty to LTC of all products containing the Company's technology that are sold by LEC or LAP.

   Termination of Voting Agreement; Resignation of Directors and Officers

   As previously disclosed on the Company's Current Report on Form 8-K dated July 3, 1997, Commodore Environmental Services, Inc., a Delaware corporation
   (COES), assumed effective control of the Company pursuant to a Voting Agreement, dated July 3, 1997, among the Company and certain of its stockholders (the Voting Agreement) which was executed in connection with certain transactions contemplated by a Securities Purchase Agreement, dated July 3, 1997, between the Company and COES (the Securities Purchase Agreement). Pursuant to the Voting Agreement, stockholders of the Company who owned 664,329 shares of common stock, par value $.01 per share (the Common Stock), or 50.1% of the outstanding Common Stock, granted proxies to the members of the Board of Directors of COES (the Proxyholders) to vote all shares of Common Stock held by each such stockholder until December 31, 1998.

   In accordance with the Securities Purchase Agreement, the Board of Directors of the Company increased the number of members on the Company's Board of Directors to seven and elected Messrs. Michael Fullwood and William Toller to fill the newly created directorships. In addition, the Board of Directors of the Company appointed Mr. Toller to the position of Vice Chairman and Senior Executive Officer of the Company and Mr. Fullwood to the position of Senior Vice President, Chief Financial and Administrative Officer and General Counsel of the Company.

   On February 3, 1998, COES terminated the Voting Agreement in accordance with its terms and Messrs. Fullwood and Toller resigned from their respective positions as directors and officers of the Company. On February 6, 1998, Paul E. Hannesson, chairman of the Board of Directors of the Company and COES, resigned from his position on the Company's Board of Directors.

   Messrs. Stephen A. Weiss and J. Frederick Van Vranken, Jr. resigned from their positions on the Company's Board of Directors on February 11 and 12, 1998, respectively.

   The Board of Directors currently consists of two directors: Messrs. Bentley J. Blum and Marc S. Newkirk. Although the Company's Certificate of Incorporation requires the Company to have a minimum of three directors, applicable law permits the two to fill vacancies on the Board.

   The Company is considering alternatives to attempt to resolve its financial situation. No assurances can be given that any such alternatives will allow the Company to continue any of its operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is a discussion of the consolidated financial condition and results of operations of the Lanxide Corporation and its majority-owned affiliates (the Company) for the three months ended December 31, 1997 and 1996, as well as certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this 10-QSB.

Overview

     Historically, the Company's revenues have been derived primarily from research contracts and development agreements with E.I. DuPont de Nemours & Company (DuPont) and the U.S. Government and a substantial portion of the Company's research, development and engineering and other operating costs were funded by Alcan Aluminium Limited and its affiliates (Alcan), DuPont and Kanematsu Corporation (Kanematsu) through the Company's consolidated affiliates. More recently, the Company's revenues consist mainly of technology licensing revenue and sales to outside customers and, to a lesser degree, contract funding. The Company operates principally in the United States and to some degree in Japan through its subsidiary, Lanxide K.K.

     During fiscal year 1995, the Company embarked on a program to license its technology in certain specific market sectors by product and geography in order to generate immediate cash for the Company. Since implementing this strategy, the Company consummated license agreements with A.P. Green Industries, Inc. (A.P. Green), Waupaca Foundry, Inc. (Waupaca), Sturm Ruger & Company, Inc. (Sturm Ruger), Brembo S.p.A. (Brembo), AKN Corporation (AKN) and Nihon Cement Co., Ltd. (Nihon Cement) which have generated license fees, as well as future royalties. In addition, the Company entered into two license agreements pursuant to the sale of two wholly-owned subsidiaries and converted its joint venture with Nihon Cement into a license arrangement.

     In fiscal year 1998, the Company anticipates that its revenues will continue to be derived primarily from technology licensing revenue, product sales, and research and development contract revenue.

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

Results of Operations

     Results of operations may vary from period to period depending on several factors including licensing transactions. Revenues from license agreements often do not occur evenly in each reporting period, which can cause the results to fluctuate.

     "Licensing and other related revenues" represent amounts earned by the Company from licensing its technology by product and geographic area and are recognized as revenue when the Company fulfills its obligation under the applicable license agreement. Also included in this revenue category are ancillary product sales that are produced solely in support of existing or potential license agreements. Costs incurred by the Company from licensing its technology are included in "Product development and engineering" (PD&E) costs. PD&E also includes costs incurred for projects sponsored by the Company and/or its joint venture partners through the Company's consolidated affiliates. Operating income and losses allocated to commercial venture partners through the Company's consolidated affiliates are reported under "Minority allocation of operating (income) loss."

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

     The Company's significant revenue sources in the first quarter of fiscal year 1998 consist primarily of (i) technology licensing revenues; (ii) sales revenues of consolidated subsidiaries of the Company; (iii) revenues from a brake component development program between the Company and AKN; and (iv) U.S. Government contract funding.

     Percentage Relationship to Net Revenues

     The following table sets forth the percentage relationship to net revenues of certain items in the Company's Consolidated Statement of Operations for the periods presented:

                                                 Three months ended December 31,
                                                         1997       1996
                                                         ----       ----
   Revenues                                              100%       100%
   Operating costs:
      Cost of sales                                      (39)       (13)
      Product development and engineering                (46)       (16)
      Research and development contract costs            (17)       (12)
      Selling, general, and administrative               (28)       (18)
   Minority allocation of operating (income) loss          2        (10)
   Interest expense                                       (8)        (3)
   Other income                                                       1
   Income tax expense                                     (2)
   Net income (loss)                                     (38)        29

     Three months ended December 31, 1997 compared to three months ended December 31, 1996

     The Company recorded a net loss of $2,365,000 for the three months ended December 31, 1997, as compared to a $3,393,000 net income for the three months ended December 31, 1996. The change was primarily a result of the signing of a brake components licensing agreement by the Company and Lanxide K.K., the Company's subsidiary, with AKN Corporation in October 1996. The impact to the financial results was partially diluted by Kanematsu's 35% ownership in Lanxide K.K.

     Net Sales and Cost of Sales

     Consolidated sales increased by $1,622,000, from $1,626,000 to $3,248,000, and cost of sales increased by $897,000, from $1,494,000 to $2,391,000, compared to the prior period. These increases are primarily attributable to a significant increase in commercial sales in Japan by Lanxide K.K. from electronic components and ingot manufactured by Lanxide Electronic Components, Inc. (LEC) and Lanxide Performance Materials, Inc. (LPM), respectively.

     Licensing and Other Related Revenues

     Licensing and other related revenues of $1,877,000 and $8,445,000 for the quarters ended December 31, 1997 and 1996, respectively, primarily relate to the license agreements discussed below.

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

      In March 1996, Lanxide K.K. sold its remaining 50% ownership interest in Celanx K.K. to Nihon Cement effectively giving Nihon Cement sole ownership of the license to manufacture, market and sell precision instruments in Japan. As consideration for its interest in Celanx KK, Lanxide K.K. was to receive ongoing royalties from precision instrument sales generated by Celanx KK. Concurrent with this sale, Lanxide K.K. reacquired its wear products license from Celanx KK. In November 1997, Lanxide K.K. and Nihon Cement subsequently amended the Celanx KK royalty arrangement, whereby Celanx KK paid a one-time fee in lieu of future royalties.

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

     Product Development and Engineering

     PD&E spending increased by $975,000, from $1,873,000 to $2,848,000, for the quarters presented. This increase was principally a result of Lanxide K.K.'s royalty distribution to Kanematsu, a 35% owner in Lanxide K.K., due to the previously mentioned amendment to the Celanx KK royalty arrangement in November 1997.

     Research and Development Contract Revenue and Contract Costs

     Research and development contract revenue decreased $660,000, from $1,728,000 to $1,068,000, and contract costs decreased $434,000, from $1,466,000 to $1,032,000, compared to the prior period. This decrease was primarily attributable to the completion of a $3.0 million government contract in December 1996.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $313,000, from $2,068,000 to $1,755,000, over the prior period. The decrease was a result of many factors as the Company continues in its efforts to reduce cash expenditures. Such factors include lower outside patent costs and travel expenses, officers' salary reduction until certain financial goals are achieved and the critical examination of the need to fill its job openings due to attrition.

     Included in selling, general and administrative expenses are reimbursements of $168,000 and $113,000 for 1997 and 1996, respectively, received from unconsolidated affiliates for administrative and facilities costs and services.

     Minority Allocation of Operating (Income) Loss

     The Company recorded $92,000 in minority allocation of operating loss for the first quarter of fiscal 1998 as compared to $1,197,000 in minority allocation of operating income for the prior period. This change was primarily attributable to licensing revenue recorded by Lanxide K.K. from AKN, of which 35% was allocated to the minority owner.

     Interest Expense

     Interest expense increased 23%, from $401,000 to $492,000, compared to the prior period. The increase primarily represents interest on the $4.5 million line of credit from Commodore Environmental Services, Inc. and Commodore Applied Technologies, Inc. The Company had drawn all available amounts under this line of credit by the middle of fiscal year 1997.

     Income Tax Expense

     Income tax expense reflects taxes withheld on foreign source income for the quarters presented.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its working capital and capital expenditure requirements with the proceeds from the sale of stock, borrowings, product sales, research and development contracts and, more recently, technology licensing revenues. The Company's working capital was a negative $14,823,000 at December 31, 1997, as compared to a negative $2,650,000 at September 30, 1997. The consolidated cash balance at December 31, 1997 was $1,816,000 (including $1,080,000 held by a subsidiary company which is generally unavailable to the Company for general corporate purposes). At December 31, 1997, the Company had no significant commitments to purchase capital equipment.

     In March 1995, the Company implemented a licensing strategy and has since signed seven technology licensing agreements which, along with other sources, have provided funds for the continuing operations of the Company for the last three years. For 1998, the Company continues to engage in discussions with a number of industrial entities in the United States, Europe and Asia regarding the potential licensing of the Company's technology to such entities for up-front fees and ongoing royalty payments. However, no assurance can be given that any of these discussions will lead to the licensing of the Company's technology to any of these entities.

     The Company has a $10.0 million secured note payable with Kanematsu. This note bears interest at 2% above LIBOR and matures in full in December 1998. During the latter part of 1996, LPM established lines of credit of $3.0 and $1.5 million with Commodore Environmental Services, Inc. and Commodore Applied Technologies, Inc., respectively. As of December 31, 1997, LPM had drawn all available amounts under these lines of credit. The note bears interest at Citibank N.A.'s prime rate of interest and matures on February 28, 1998. As previously discussed in the Notes to the Consolidated Financial Statements under "Significant Events", the $6.0 million note payable with PNC Bank, Delaware was paid in full in February 1998 by DuPont, who guaranteed the loan. After giving effect to DuPont's repayment of the $6.0 million note payable, principal payments due on the outstanding indebtedness are as follows:


              Fiscal Year Ended               Principal Payments
              -----------------               ------------------
                                            (Dollars in thousands)
                 Remainder of 1998                $    4,601
                 1999                                 10,145
                 2000                                    157
                 2001                                    171
                 2002                                    109
                 2003                                      5
                                                  ----------
                 Total                            $   15,188
                                                  ==========

     No assurance can be given that the Company will be able to make these payments when they become due.

     Loan from Lanxide K.K.

     On December 29, 1997, Lanxide K.K., a 65% owned Japanese subsidiary, agreed to loan $1.8 million to the Company. The Company received $1.3 million on December 29, 1997 and an additional $.5 million was received on January 12, 1998. The cash held by Lanxide K.K. is generally unavailable to the Company for general corporate purposes. The loan originally was to mature on January 31, 1998. However, a ten day extension has been received on payment of the $1.8 million loan, which now matures on February 10, 1998. In addition to its other remedies, if the loan is not paid in full by February 10, 1998, Lanxide K.K. has the right to offset any trade payables due the Company's subsidiary, LEC, for all shipments made to Lanxide K.K. following February 10, 1998 in an amount equal to any unpaid principal balance that may be outstanding as of February 10, 1998. As of February 17, 1998, the Company has not repaid the loan.

     As previously discussed in the Notes to Consolidated Financial Statements under "Significant Events", on February 3, 1998, the Company terminated all of its employees, as well as those of its three subsidiaries located at the Company's Newark, Delaware offices, as a result of its inability to secure adequate funding to continue its operations. On February 6, 1998, the Company transferred all of its ownership interests in two of its subsidiaries, Lanxide Electronic Components, Inc. and Lanxide Armor Products, Inc. to DHB Capital Group, Inc. as part of DuPont's payment of the $6.0 million loan with PNC Bank. The Company is considering alternatives to attempt to resolve its financial situation.

     No assurances can be given that any such alternatives will allow the Company to continue any of its operations.


PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  10.72   Amendment to Loan Agreement, dated November 6, 1997, between the
               Company and PNC Bank, Delaware.

       10.73 Promissory Note, dated December 29, 1997, between the Company and Lanxide K.K..

       27      Financial Data Schedule



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  LANXIDE CORPORATION



Date:  February 17, 1998                By:       /s/Robert J. Ferris
                                             __________________________________

                                             Robert J. Ferris
                                             Vice President - Administration
                                             Secretary and Treasurer
                                             (Duly Authorized Officer and
                                             Principal Accounting Officer)