Form 10QSB
period 1998-03-31
LANXIDE CORP
filed 1998-05-15
CIK 822972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended March 31, 1998


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

The  number  of  shares  of Common  Stock  outstanding  as of May 12,  1998 was:
1,325,598.

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

                               LANXIDE CORPORATION


                                TABLE OF CONTENTS



                                                                        Page
                                                                       Number
                                                                       ------
PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements:

             Consolidated Balance Sheet at
             March 31, 1998 and 1997 (Unaudited).........................2

             Consolidated Statement of Operations
             for the Three Months and Six Months Ended
             March 31, 1998 and 1997 (Unaudited).........................3

             Consolidated Statement of Cash Flows
             for the Six Months Ended
             March 31, 1998 and 1997 (Unaudited).........................4

             Notes to Consolidated Financial
             Statements (Unaudited)..................................5 - 9

     Item 2. Management's Discussion and Analysis
             of Results of Operations and Financial
             Condition.............................................10 - 12

PART II.     OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K...........................15

                               Lanxide Corporation
                           Consolidated Balance Sheet
                  (Amounts in thousands, except per share data)
                                   (Unaudited)
                                                                                          March 31,          September 30,
                                                                                            1998                 1997
                                                                                         -----------          -----------
Assets
------
Cash and cash equivalents, including amounts restricted for use
  by majority owned affiliate                                                                $1,769               $3,892
Accounts receivable                                                                           1,967                2,738
Inventories                                                                                     453                3,036
Other current assets                                                                                                 447
                                                                                         -----------          -----------
  Total current assets                                                                        4,189               10,113

Property and equipment, net                                                                   3,132                9,681
Investment in affiliate                                                                           0                  377
Other assets                                                                                    290                  346
                                                                                         ===========          ===========
                                                                                             $7,611              $20,517
                                                                                         ===========          ===========
Liabilities and Shareholders' Deficit
-------------------------------------
Current portion of long term debt                                                            10,076                6,789
Accounts payable and accrued expenses                                                         3,501                4,237
Deferred compensation                                                                           539                1,357
Deferred revenue                                                                                390                  380
                                                                                         -----------          -----------
  Total current liabilities                                                                  14,506               12,763

Long-term debt                                                                                  253               14,079
Deferred credit                                                                               1,050                  357
Deferred compensation                                                                           899                   20
                                                                                         -----------          -----------
                                                                                              2,202               14,456

Minority interest in consolidated affiliates                                                  1,254                2,006

Redeemable Series E preferred stock (aggregate liquidation value, $261);                        231                  225
                                                                                         -----------          -----------

                               Lanxide Corporation
                           Consolidated Balance Sheet
                  (Amounts in thousands, except per share data)
                                   (Unaudited)
                                                                                          March 31,          September 30,
                                                                                            1998                 1997
                                                                                         -----------          -----------
Shareholders' deficit
   Preferred stock 15,000,000 shares authorized
       Series A preferred stock (aggregate liquidation value,$2,000) $.01 par value;
        1,101,683 shares issued and outstanding                                                  11                   11
       Series H preferred stock (aggregate liquidation value,$2,000) $.01 Par value;
        20,000  shares  issued  and  outstanding  Common  stock,$.01  par value,
   25,000,000 shares authorized:
        1,325,598 issued and outstanding                                                         13                   13
   Additional paid-in capital                                                               191,006              191,006
   Accumulated deficit                                                                     (202,734)            (200,883)
   Cumulative translation adjustment                                                          1,122                  920
                                                                                         ===========          ===========
                                                                                            (10,582)              (8,933)
                                                                                         ===========          ===========
                                                                                             $7,611              $20,517
                                                                                         ===========          ===========

                 See notes to consolidated financial statements

                               Lanxide Corporation
                      Consolidated Statement of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)
                                                            Three Months ended March 31,                Six Months ended March 31,
                                                            ----------------------------                --------------------------
                                                               1998                 1997                 1998                 1997
                                                               ----                 ----                 ----                 ----
Revenue:
  Sales                                                       1,051                2,778                4,299                4,634
  Licensing revenue                                           5,300                                     7,177                8,200
  Research and development contract revenue                     329                1,256                1,397                2,984
                                                          ----------           ----------           ----------           ----------
                                                              6,680                4,034               12,873               15,818
                                                          ----------           ----------           ----------           ----------
Operating costs:
  Cost of sales                                               1,502                2,573                3,893                4,248
  Research and development costs                                388                1,188                3,236                2,767
  Product development and engineering                            42                1,551                1,074                3,003
  Selling, general and administration                         1,562                2,053                3,317                4,248
                                                          ----------           ----------           ----------           ----------
                                                              3,494                7,365               11,520               14,266
                                                          ----------           ----------           ----------           ----------
Income (loss) from operations before
minority allocation                                           3,186               (3,331)               1,353                1,552

Minority allocation of operating income                          81                   51                  173               (1,146)
                                                          ----------           ----------           ----------           ----------
Income (loss) from operations                                 3,267               (3,280)               1,526                  406

Write off of investment in affiliate                           (377)                                     (377)
Loss on sale of affiliates                                   (2,028)                                   (2,028)
Interest expense                                               (349)                (456)                (841)                (857)
Other income                                                     16                  166                   34                  314
                                                          ----------           ----------           ----------           ----------
Income (loss) before income taxes                               529               (3,570)              (1,686)                (137)

Income tax expense                                                                                       (150)                  40
                                                          ----------           ----------           ----------           ----------
Net income (loss)                                               529               (3,570)              (1,836)                (177)

Dividends on mandatorily redeemable                              (8)                  (8)                 (15)                 (15)
preferred stock

Gain on redemption of of subsidiary's preferred stock                                                                          680

                                                          ==========           ==========           ==========           ==========
Net income (loss) applicable to common shares                   521               (3,578)              (1,851)                 488
                                                          ==========           ==========           ==========           ==========
Income (loss) per share
  Basic                                                        $0.39              ($2.70)              ($1.40)               $0.37
  Diluted                                                      $0.30              ($2.70)              ($1.40)               $0.37

                 See notes to consolidated financial statements

                               Lanxide Corporation
                      Consolidated Statement of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)
                                                                                             Six Months ended March 31,
                                                                                             --------------------------
                                                                                               1998                 1997
                                                                                               ----                 ----
Cash flows from operating activities:
Net income (loss)                                                                           ($1,836)               ($177)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization                                                                   615                  946
Loss on sale of affiliate                                                                     2,028
Write off of affiliate investment                                                               377
Minority allocation of operating (loss) income                                                 (226)               1,146
Gain on the sale of equipment                                                                    (6)                 (45)
 Change in assets and liabilities:
   Increase in receivables                                                                      (72)              (1,033)
   Decrease(increase) in inventories                                                            205                 (280)
   Decrease (increase) in other assets                                                          466                  420
   Decrease (increase) in accounts payable and accrued expenses                                 787                  (50)
   Increase in deferred revenue and deferred credit                                             703                  868
   Increase in other liabilities                                                                                      75
                                                                                         ===========          ===========
Net cash provided by operating activities                                                     3,041                1,870
                                                                                         ===========          ===========

Cash flows from investing activities
 Capital additions                                                                             (573)                (312)
 Proceeds from the sale of equipment                                                              6                   90
                                                                                         ===========          ===========
    Net cash used in investing activities                                                      (567)                (222)
                                                                                         ===========          ===========

Cash flows from financing activities
  Redemption of a subsidiary's preferred stock                                                    0               (4,000)
  Proceeds from issuance of debt obligations                                                      0                3,825
  Repayment of debt obligations                                                              (4,799)                 (32)
                                                                                         ===========          ===========
    Net cash used in financing activities                                                    (4,799)                (207)
                                                                                         ===========          ===========

Effect of exchange rate translations                                                            202                 (616)
                                                                                         -----------          -----------

Net (decrease) increase                                                                      (2,123)                 825

Cash and cash equivalents, beginning of period                                                3,892                3,458
                                                                                         ===========          ===========
Cash and cash equivalents, end of period                                                     $1,769               $4,283
                                                                                         ===========          ===========

Cash paid for interest                                                                         $621                 $776
                                                                                         ===========          ===========

                               Lanxide Corporation
                      Consolidated Statement of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)


Supplemental Schedule of Noncash investing and Financing Activities

The Company sold all of the capital stock of Lanxide Electronic Components, Inc. and Lanxide Armor Products, Inc for the cancellation of bank debt of $5,740. In conjunction with the sale, bank debt was satisfied as follows:

     Net book value of assets disposed of                        $7,831
     Cancellation of debt                                        (5,740)
     Minority interest in accounts payable                          (63)
                                                              ==========
     Loss on disposal                                            $2,028
                                                              ==========





                 See notes to consolidated financial statements

                               LANXIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet at March 31, 1998, the consolidated statements of operations and of cash flows for the six months ended March 31, 1998 and 1997 have been prepared by Lanxide Corporation (the Company) and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

     These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1998 are not necessarily indicative of operating results for the full year.

2.   CASH AND CASH EQUIVALENTS

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Included in the cash balances at March 31, 1998 are $939,000 held by a subsidiary company which amounts are not generally available to the Company.

3.   INVENTORIES

     Inventories are valued at the lower of cost (primarily average cost) or market and consists of raw materials and supplies and are held by a subsidiary company which amounts are not generally available to the Company.

4.   PER SHARE DATA

     Net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. The Company adopted the Financial Accounting Standards Board (FASB) statement No. 128 "Earnings Per Share" for the periods presented below:

                                                                   Three Months ended March 31,           Six Months ended March 31,
                                                                   ----------------------------           --------------------------
                                                                     1998               1997               1998               1997
                                                                    ------             ------             ------             ------
Net income (loss)                                                      529             (3,570)            (1,836)              (177)
Dividends on mandatorily redeemable
  preferred stock                                                       (8)                (8)               (15)               (15)
Gain on redemption of
  subsidiary's preferred stock                                                                                                  680

Net income (loss) applicable                                        ------             ------             ------             ------
  to common shareholders                                               521             (3,578)            (1,851)               488
                                                                    ------             ------             ------             ------

Weighted average common
  shares outstanding (basic)                                         1,326              1,326              1,326              1,326

Employe stock options                                                  (a)                (b)                (b)                (b)
Warrants to purchase common shares                                     (a)                (b)                (b)                (b)
Convertible preferred stock                                            410                (b)                (b)                (b)
                                                                    ------             ------             ------             ------

Weighted average common
  shares outstanding (diluted)                                       1,736              1,326              1,326              1,326
                                                                    ======             ======             ======             ======

Earnings (loss) per share-basic                                     $ 0.39             ($2.70)            ($1.40)            $ 0.37
                                                                    ======             ======             ======             ======

Earnings (loss) per share-diluted                                   $ 0.30             ($2.70)            ($1.40)            $ 0.37
                                                                    ======             ======             ======             ======

(a) For the three months ended March 31, 1998, all employee options and warrants to purchase common stock would have an anti-dilutive effect upon earnings per share as calculated in accordance with SFAS 128.

(b) Due to the Company's net loss during these periods, a dilutive calculation in accordance with SFAS 128 is not required.


As of March 31, 1998, the following employee stock options and warrants to purchase shares of common stock were outstanding:

                                                                    Exercise
                                                   Number             Price
                                                   ------             -----
 Employee stock options                           665,393           $1 - $320


 Warrants to purchase common stock                354,763           $4.5 - $14

5.   SIGNIFICANT EVENTS

     Loan from Lanxide K.K.

     On December 29, 1997, Lanxide K.K., a 65% owned Japanese subsidiary, agreed to loan $1.8 million to the Company (the Lanxide K.K. Loan). The Company received $1.3 million on December 29, 1997 and an additional $.5 million was received on January 12, 1998. Cash held by Lanxide K.K. is generally unavailable to the Company for general corporate purposes. The Lanxide K.K. Loan was to mature on January 31, 1998 and bears interest at the rate of 6% per annum. Upon an event of default under the Lanxide K.K. Loan, the Company shall transfer to Lanxide K.K. its 10% ownership in DuPont Lanxide Composites, Inc. (the DLC interest). The loan came due on February 10, 1998 and the Company is negotiating with Lanxide K.K. regarding the disposition of the loan.

     Termination of Employees

     On February 3, 1998, the Company terminated all of its employees, as well as those of three of its subsidiaries located at the Company's Newark, Delaware offices, as a result of its inability to secure adequate funding to continue its operations. The Company has subsequently hired back approximately 30 employees and is in the process of restructuring its operations.

     Assignment of Option; Transfer of Subsidiaries

     E.I Dupont de Nemours and Company, Inc. (Dupont) entered into an agreement with PNC Bank (the Bank), pursuant to which DuPont agreed to guarantee the Company's obligations to the Bank under a Revolving Credit and Term Note, dated February 24, 1993, in the original principal amount of $5,970,000 (the PNC Bank Loan). In consideration for DuPont's guaranty, the Company and DuPont had entered into a Loan Guarantee Letter Agreement, dated December 15, 1992 (as amended, the Guarantee Agreement), pursuant to which the Company granted to DuPont, as collateral, an option (the Option) to acquire all of the outstanding common equity securities of Lanxide Armor Products, Inc. (LAP) and Lanxide Electronic Components, Inc. (LEC). DuPont's exercise of the Option would release the Company from all obligations and liabilities under the PNC Bank Loan. Under the terms of the Guarantee Agreement, the Option would become exercisable by DuPont upon the Company's notification to DuPont of the Company's inability to meet its obligations under the PNC Bank Loan.

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

     On February 3, 1998, COES terminated the Voting Agreement in accordance with its terms and Messrs. Fullwood and Toller resigned from their respective positions as directors and officers of the Company. On February 6, 1998, Paul E. Hannesson, chairman of the Board of Directors of the Company and COES, resigned from his position on the Company's Board of Directors. Messrs. Stephen A. Weiss and J. Frederick Van Vranken, Jr. resigned from their positions on the Company's Board of Directors on February 11 and 12, 1998, respectively. On March 5, 1998 Michael J. Hollins was appointed to serve on the Board of Directors, which currently consists of three directors: Messrs. Bentley J. Blum, Marc S. Newkirk and Michael J. Hollins.


     Transactions with Commodore Environmental Services, Inc.

     On March 5, 1998 the Company entered into a series of transactions with Commodore Environmental Services, Inc. ("Commodore") and certain of its subsidiaries pursuant to which, among other things, Commodore paid $500,000 cash and its subsidiaries agreed to cancel $4,500,000 in indebtedness plus accrued interest to subsidiaries of Lanxide (which was guaranteed by Lanxide) in exchange for the issuance of a royalty-bearing license to use CERASET (TM) on a worldwide basis, excluding Japan (the "License"). The License, which was issued pursuant to the terms of a Settlement and Release agreement(the "Release Agreement"), grants Commodore certain business and technology rights that do not conflict with the rights of Lanxide's other licenses, or future licenses in the fields for metal matrix composites and ceramic matrix composites. In connection with the issuance of the License, Lanxide and Commodore amended the Securities Purchase agreement, dated July 3, 1997 (the "Purchase Agreement" and as amended, the "Amended Purchase Agreement"). Pursuant to the Amended Purchase Agreement, among other things, (i) Lanxide and Commodore each agreed to exchange all of the issued and outstanding shares of Series G Preferred stock of Lanxide (Series G Preferred Stock), which are held by Commodore, for an equal number of Series H preferred Stock of Lanxide (the Series H Preferred Stock), (ii) Commodore's right to purchase additional shares of Series G Preferred Stock pursuant to the terms of the original purchase agreement was cancelled.;
     (iii) Lanxide issued a warrant (the Warrant) to Commodore for the purchase of up to 270,000 shares of Lanxide's common stock, at an exercise price of $7.41 per share; and (iv) Commodore's right to purchase 250,000 shares of Series F Preferred Stock of Lanxide ("Series F Preferred Stock") pursuant to a warrant issued to Commodore on July 3, 1997 (the "1997 Warrant") was cancelled.

     The Company is considering alternatives to attempt to further resolve its financial situation. No assurances can be given that any such alternatives will allow the Company to continue any of its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following is a discussion of the consolidated financial condition and results of operations of the Lanxide Corporation and its majority-owned affiliates (the Company) for the six months ended March 31, 1998 and 1997, as well as certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this 10-QSB.

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

         During fiscal year 1995, the Company embarked on a program to license its technology in certain specific market sectors by product and geography in order to generate immediate cash for the Company. Since implementing this strategy, the Company consummated license agreements with A.P. Green Industries, Inc. (A.P. Green), Waupaca Foundry, Inc. (Waupaca), Sturm Ruger & Company, Inc. (Sturm Ruger), Brembo S.p.A. (Brembo), AKN Corporation (AKN), Nihon Cement Co., Ltd. (Nihon Cement) and COES which have generated license fees, as well as future royalties. In addition, the Company entered into two license agreements pursuant to the sale of two wholly-owned subsidiaries and converted its joint venture with Nihon Cement into a license arrangement.

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

         The Company's significant revenue sources in the first half of fiscal year 1998 consist primarily of (i) technology licensing revenues; (ii) sales revenues of consolidated subsidiaries of the Company; and (iii) revenues from a brake component development program between the Company and AKN;

         Percentage Relationship to Net Revenues

         The following table sets forth the percentage relationship to net revenues of certain items in the Company's Consolidated Statement of Operations for the periods presented:

                                                              Six months ended March 31,
                                                              --------------------------
                                                               1998                1997
                                                               ----                ----
Revenues                                                        100%                 100%
Operating costs:
   Cost of sales                                                (30)                 (27)
   Product development and engineering                           (8)                 (19)
   Research and development contract costs                      (26)                 (17)
   Selling, general, and administrative                         (26)                 (27)
Minority allocation of operating loss (income)                    1                   (7)
Interest expense                                                 (7)                  (5)
Other income                                                                           6
Net (loss) income                                               (14)                   3

         Six months ended March 31, 1998 compared to six months ended March 31, 1997

         The Company recorded a net loss of $1,851,000 for the six months ended March 31, 1998, as compared to a $488,000 net income for the six months ended March 31, 1997. The reduction in profitability was due to the loss on the sale of affiliates of $2,028,000 and a write off an investment in affiliate of $377,000.

         Net Sales and Cost of Sales

         Sales for the six months ended March 31, 1998 were $4,299,000 compared to $4,634,000 for the six months ended March 31, 1997.The cost of goods sold for the most recent six month period was $3,893,000 yielding a gross profit on sales of $406,000, consistent with the gross profits earned for the six months ended March 31, 1997.

         Licensing and Other Related Revenues

         Licensing and other related revenues were $7,177,000 and $8,200,000 for the six months ended March 31, 1998 and 1997, respectively. During the second quarter of this fiscal year the Company executed a license with COES, for $5,300,000 in cash and debt cancellation and royalties on future sales .

         Product Development and Engineering

         Due to the employee lay-off and restructuring activities of the Company, product development and engineering activities were sharply curtailed in the three months ended March 31, 1998.

         Research and Development Contract Revenue and Contract Costs

         Due to the lay-off of the employees in early February 1998, the Company booked significantly less research and development contract revenue during the quarter ended March 31, 1998. For the six months ended March 31, 1998 and 1997, revenue from research and development contract revenue was $1,397,000 and $2,984,000 respectively, representing a gross revenue reduction for the most recent six months of $1,587,000.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses were reduced during the quarter ended March 31, 1998 due to the reduced number of administrative staff. For the six months ended March 31, 1998 selling general and administrative expenses of $3,317,000 were approximately $931,000 less than the six months ended March 31, 1997.

         Interest Expense

         As a result of the cancellation of $5,740,000 bank debt by the sale of two affiliates and the reduction of $4,500,000 of Commodore debt and accrued interest through a licensing agreement, interest expense was reduced by 23% in the quarter ended March 31, 1998.

         Income Tax Expense

         Income tax expense reflects taxes withheld on foreign source income for the quarters presented.

Liquidity and Capital Resources

         Since its inception, the Company has financed its working capital and capital expenditure requirements with the proceeds from the sale of stock, borrowings, product sales, research and development contracts and, more recently, technology licensing revenues. The Company's working capital was a deficit $10,317,000 at March 31, 1998, as compared to a deficit $2,650,000 at September 30, 1997. The consolidated cash balance at March 31, 1998 was $1,769,000 (including $939,000 held by a subsidiary company which is generally unavailable to the Company for general corporate purposes). At March 31,1998, the Company had no significant commitments to purchase capital equipment.

The Company has a $10.0 million secured note payable with Kanematsu. The Company is presently renegotiating this loan to be repaid over a period of seven years. No assurance can be given that the Company will be able to make these payments when they become due.

No assurances can be given that any financing options will be obtained to allow the Company to continue any of its operations.

PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


    (a)  27           Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     LANXIDE CORPORATION



Date:  May 14, 1998                  By: /s/Marc Newkirk
                                         ---------------
                                         Marc S. Newkirk
                                         President and Chief Executive Officer