Form 10QSB
period 1998-06-30
LANXIDE CORP
filed 1998-08-12
CIK 822972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1998


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


The number of shares of Common  Stock  outstanding  as of August  11,  1998 was:
1,325,598.

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

                               LANXIDE CORPORATION


                                TABLE OF CONTENTS



                                                                      Page
                                                                      Number
PART I.      FINANCIAL INFORMATION

     Item 1.        Financial Statements:

                    Consolidated Balance Sheet at
                    June 30, 1998 and 1997 (Unaudited)..............    2

                    Consolidated Statement of Operations
                    for the Three Months and Nine Months Ended
                    June 30, 1998 and 1997 (Unaudited)..............    3

                    Consolidated Statement of Cash Flows
                    for the Nine Months Ended
                    June 30, 1998 and 1997 (Unaudited)..............    4

                    Notes to Consolidated Financial
                    Statements (Unaudited)......................        5 - 8

     Item 2.        Management's Discussion and Analysis
                    of Results of Operations and Financial
                    Condition....................................        9-11

PART II.     OTHER INFORMATION


     Item 6.        Exhibits and Reports on Form 8-K............        14-15

                                                  Lanxide Corporation
                                              Consolidated Balance Sheet
                                     (Amounts in thousands, except per share data)
                                                      (Unaudited)

                                                                                      June 30,          September 30,
Assets                                                                                 1998                 1997
                                                                                     ----------          ------------
Cash and cash equivalents, including amounts restricted for use
  by majority owned affiliate                                                        $      96           $     3,892
Accounts receivable                                                                        243                 2,738
Inventories                                                                                  0                 3,036
Other current assets                                                                         0                   447
                                                                                     ----------          ------------
  Total current assets                                                                     339                10,113

Property and equipment, net                                                              2,226                 9,681
Investment in affiliate                                                                      0                   377
Other assets                                                                                 0                   346
                                                                                     ==========          ============
                                                                                     $   2,565           $    20,517
                                                                                     ==========          ============
Liabilities and Shareholders' Deficit
Current portion of long term debt                                                          479                 6,789
Accounts payable and accrued expenses                                                    1,304                 4,237
Deferred compensation                                                                    1,400                 1,377
Deferred revenue                                                                           490                   380
                                                                                     ----------          ------------
  Total current liabilities                                                              3,673                12,783

Long-term debt                                                                           8,814                14,079
Deferred credit                                                                              0                   357
                                                                                     ----------          ------------
                                                                                         8,814                14,436

Minority interest in consolidated affiliates                                                 0                 2,006

Redeemable Series E preferred stock (aggregate liquidation value, $261);                   224                   225
                                                                                     ----------          ------------
Shareholders' deficit
   Preferred stock 15,000,000 shares authorized
       Series A preferred stock (aggregate liquidation value,$2,000) $.01 par value;
        1,101,683 shares issued and outstanding                                             11                    11
       Series H preferred stock (aggregate liquidation value,$2,000) $.01 Par value;
        20,000  shares  issued  and  outstanding  Common  stock,$.01  par value,
   25,000,000 shares authorized:
        1,325,598 issued and outstanding                                                    13                    13
   Additional paid-in capital                                                          191,006               191,006
   Accumulated deficit                                                                (201,176)             (200,883)
   Cumulative translation adjustment                                                         0                   920
                                                                                     ==========          ============
                                                                                       (10,146)               (8,933)
                                                                                     ==========          ============
                                                                                     $   2,565           $     20,517
                                                                                     ==========          ============

See notes to consolidated financial statements.

                                                      Lanxide Corporation
                                             Consolidated Statement of Operations
                                             (Amounts in thousands, except per share data)
                                                         (Unaudited)

                                                        Three Months ended June 30,               Nine Months ended June 30,
                                                      -------------------------------          ---------------------------------
                                                         1998                 1997                1998                   1997
                                                      -----------          ----------          ----------            -----------
Revenue:
  Sales                                                      314               1,817               4,613                  6,451
  Licensing revenue                                          783               1,550               7,960                  9,070
  Research and development contract revenue                  311               1,167               1,708                  4,151
                                                      -----------          ----------          ----------            -----------
                                                           1,408               4,534              14,281                 19,672
                                                      -----------          ----------          ----------            -----------

Operating costs:
  Cost of sales                                              336               1,581               4,229                  5,829
  Research and development costs                             365                 820               3,601                  3,587
  Product development and engineering                        301               1,983               1,375                  4,986
  Selling, general and administration                        259               1,933               3,576                  6,181
                                                      -----------          ----------          ----------            -----------
                                                           1,261               6,317              12,781                 20,583
                                                      -----------          ----------          ----------            -----------

Income (loss) from operations before
minority allocation                                          147              (1,783)              1,500                   (911)

Minority allocation of operating income                        0                 202                 173                   (944)
                                                      -----------          ----------          ----------            -----------
Income (loss) from operations                                147              (1,581)              1,673                 (1,855)

Write-off of affiliate                                                                              (377)
Income (loss) on sale of affiliates                          798                                  (1,230)
Interest expense                                            (271)               (471)             (1,112)                (1,328)
Other income                                                 (33)                  1                  (6)                   995
                                                      -----------          ----------          ----------            -----------
Income (loss) before income taxes                            641              (2,051)             (1,052)                (2,188)

Income tax expense                                                               (80)               (150)                  (120)
                                                      -----------          ----------          ----------            -----------
Net income (loss)                                            641              (2,131)             (1,202)                (2,308)

Dividends on mandatorily redeemable                           (3)                 (8)                (11)                   (23)
preferred stock

Gain on redemption of of subsidiary's preferred stock                                                                       680
                                                      ===========          ==========          ==========            ===========
Net income (loss) applicable to common shares                638              (2,139)             (1,213)                (1,651)
                                                      ===========          ==========          ==========            ===========

Income (loss) per share
  Basic                                                    $0.48              ($1.61)             ($0.92)                ($1.25)
  Diluted                                                  $0.35              ($1.61)             ($0.92)                ($1.25)

                 See notes to consolidated financial statements

                                                  Lanxide Corporation
                                         Consolidated Statement of Cash Flows
                                                (Amounts in thousands)
                                                      (Unaudited)

                                                                                         Nine Months ended June 30,
                                                                                         --------------------------
                                                                                          1998                  1997
                                                                                          ----                  ----
Cash flows from operating activities:
Net loss                                                                               ($1,202)              ($2,308)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
Depreciation and amortization                                                              480                 1,420
Loss on sale of affiliates                                                               1,230
Write-off of affiliate investment                                                          377
Minority allocation of operating income                                                                          944
Loss (Gain) on the sale of equipment                                                        53                   (81)
 Change in assets and liabilities:
   Decrease in receivables                                                               1,861                   646
   Decrease (increase) in inventories                                                      306                  (749)
   Decrease in other assets                                                                392                   361
   (Decrease) increase in accounts payable and accrued expenses                         (1,170)                  688
   (Decrease) increase in deferred revenue and deferred credit                            (226)                  960
   Increase in other liabilities                                                                                 108
                                                                                     ----------          ------------
Net cash provided by operating activities                                                2,101                 1,989
                                                                                     ==========          ============

Cash flows from investing activities
 Capital additions                                                                          (4)                 (434)
 Proceeds from the sale of equipment                                                       396                   115
                                                                                     ----------          ------------
    Net cash provided by (used in) investing activities                                    392                  (319)
                                                                                     ==========          ============

Cash flows from financing activities
  Redemption of a subsidiary's preferred stock                                                                (4,000)
  Proceeds from issuance of debt obligations                                                                   4,141
  Repayment of debt obligations                                                         (4,721)                 (371)
                                                                                     ----------          ------------
    Net cash used in financing activities                                               (4,721)                 (230)
                                                                                     ==========          ============

Effect of exchange rate translations                                                       920                  (197)
                                                                                     ----------          ------------

Net (decrease) increase                                                                 (1,308)                1,243

Cash and cash equivalents, beginning of period                                           1,404                 3,458
                                                                                     ----------          ------------
Cash and cash equivalents, end of period                                                   $96                $4,701
                                                                                     ==========          ============

Cash paid for interest                                                                    $653                $1,173
                                                                                     ==========          ============

Supplemental Schedule of Noncash investing and Financing Activities

The Company sold it's ownership in the capital stock of Lanxide Electronic Components, Inc., Lanxide Armor Products, Inc, Lanxide KK (by transfer) and DLC for the cancellation of debt of $8,654. In conjunction with the sale and transfer, debt was satisfied as follows:

                                                   LAP/LEC    KK/DLC     Total
                                                   -------    ------     -----

         Net book value of assets disposed of       $7,831    $3,596    11,427
         Cancellation of debt                       (5,740)   (2,914)   (8,654)
         Minority interest                             (63)   (1,480)   (1,543)
                                                 ---------    ------    ------
         (Gain) Loss on disposal                    $2,028     ($798)   $1,230
                                                 =========    =======   ======


                See notes to consolidated financial statements

              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

4. PER SHARE DATA (continued)

                                                        Three Months ended June 30,                Nine Months ended June 30,
                                                      ------------------------------           --------------------------------
                                                          1998                1997                1998                   1997
                                                      -----------          ----------          ----------            -----------
Net income (loss)                                            641              (2,131)             (1,202)                (2,308)
Dividends on mandatorily redeemable
  preferred stock                                             (3)                 (8)                (11)                   (23)
Gain on redemption of
  subsidiary's preferred stock                                                                                              680

Net income (loss) applicable
                                                      -----------          ----------          ----------            -----------
  to common shareholders                                     638              (2,139)             (1,213)                (1,651)
                                                      -----------          ----------          ----------            -----------

Weighted average common
  shares outstanding (basic)                           1,325,598           1,325,598           1,325,598              1,325,598

Employe stock options                                     96,341                 (a)                 (a)                    (a)
Warrants to purchase common shares                         3,712                 (a)                 (a)                    (a)
Convertible preferred stock                              409,767                 (a)                 (a)                    (a)
                                                      -----------          ----------          ----------            -----------

Weighted average common
  shares outstanding (diluted)                         1,835,418           1,325,598           1,325,598              1,325,598
                                                      ===========          ==========          ==========            ===========

Earnings (loss) per share-basic                            $0.48              ($1.61)             ($0.92)                ($1.25)
                                                      ===========          ==========          ==========            ===========

Earnings (loss) per share-diluted                          $0.35              ($1.61)             ($0.92)                ($1.25)
                                                      ===========          ==========          ==========            ===========

(a) Due to the Company's net loss during these periods, a dilutive calculation in accordance with SFAS 128 is not required.


As of June 30, 1998, the following employee stock options and warrants to purchase shares of common stock were outstanding:

                                                                      Exercise
                                                      Number            Price
                                                      ------            -----
        Employee stock options                        667,956       $1 - $320


        Warrants to purchase common stock             359,513       $1.00-$7.50

                               LANXIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet at June 30, 1998, the consolidated statements of operations and of cash flows for the nine months ended June 30, 1998 and 1997 have been prepared by Lanxide Corporation (the Company) and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

     These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 1998 are not necessarily indicative of operating results for the full year.

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

4.   PER SHARE DATA

     Net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. The Company adopted the Financial Accounting Standards Board (FASB) statement No. 128 "Earnings Per Share" for the periods presented below:

5.   SIGNIFICANT EVENTS

     Loan from Lanxide K.K.

     On December 29, 1997, Lanxide K.K., a 65% owned Japanese subsidiary, agreed to loan $1.8 million to the Company (the Lanxide K.K. Loan). The Company received $1.3 million on December 29, 1997 and an additional $0.5 million was received on January 12, 1998. The Lanxide K.K. Loan was to mature on January 31, 1998 and bore interest at the rate of 6% per annum. Upon an event of default under the Lanxide K.K. Loan, the Company was required to transfer to Lanxide K.K. its 10% ownership in DuPont Lanxide Composites, Inc. (the DLC interest). The loan came due on February 10, 1998, and the Company negotiated an assignment and transfer with Lanxide K.K. on April 1, 1998 to settle the outstanding balance. As a result of the settlement, the Company's interest in DLC was transferred to Lanxide KK on June 23, 1998, the loan has been satisfied in full, and the Company realized a net consolidated gain of $630,000 on the disposition.

     Restructure of Lanxide K.K.

     The operations of Lanxide K.K. have been discontinued. By an agreement on April 1, 1998, between the Company and Kanematsu Corporation (KG), the net assets of Lanxide K.K. have been distributed to the owners, 65% to Lanxide and 35% to KG. The Company distribution from Lanxide K.K. has in turn been paid over to KG as a payment against the Company's loan from KG. The Company incurred a loss of $1.0 million as a result of the disposition of Lanxide K.K. The distribution rights to sell electronic components in Japan using Lanxide Technology(TM) have been sold by Lanxide K.K. to Lanxide Electronic Components, Inc., a subsidiary of DHB Capital Group. The proceeds from that sale have also been distributed proportionately to KG and the Company, again with the Company's distribution being further applied to its balance on the KG loan. While there is the potential for some further economic benefit to the Company under certain circumstances from the further sale of the former distribution rights of Lanxide K.K., that former subsidiary is inactive, and the Company no longer owns any stock in Lanxide K.K. In that connection, the Company has taken back all of the rights to its technology in Japan, with the exception of previously licensed rights to Nihon Cement Co., LTD; AKN Corporation; Celanx K.K.; Lanxide Electronic Components, Inc.; Lanxide Armor Products, Inc. and DuPont Lanxide Composites, Inc. Royalties from the AKN license agreement for Japan will be distributed, pursuant to agreements, after a certain amount of royalties are paid to KG from AKN, 48% to KG and 52% to the Company.

     Restructure of Loan with Kanematsu Corporation

     The Company and KG have agreed to restructure the $10 million loan from KG (capital loan) to the Company that had been scheduled to mature in December 1998. Under the new agreement, payments have been applied to the loan balance from the sale of surplus equipment, the conversion of part of the loan to an equipment installment loan dated June 18, 1998 and amended July 10, 1998, and the disposition of Lanxide K.K. described above. As a result of such transactions, the Capital loan balance as of June 30, 1998 was $7.0 million and the balance of the Installment Note was $1.9 million as of the same date. The new payment schedule for the loan requires principal and interest payments over a seven-year period commencing April 1, 1999. During the moratorium of principal payments in effect until that date, the Company is required to make nine payments of $5,000 each toward interest on the loan. The interest rate on the loan was reduced as of July 1, 1998 from LIBOR plus 2% to the Japanese Yen Long Term Prime Rate of the Industrial Bank of Japan plus 1%. As noted above and as part of the restructure of the KG loan, the Company has agreed to sell its surplus equipment and apply the proceeds from such sales to reduce the loan principal. In that connection, the Company incurred a loss of approximately $335,000 on the sale of surplus equipment and the write-down of obsolete equipment during the quarter. The book value of all equipment kept by the Company that was collateral for the loan has also been offset against the loan in exchange for the execution of the new Installment Note in the amount of $1.9 million. The Installment Note will mature over an eight-year period commencing May 10, 1998. The interest rate on the Installment Note is LIBOR plus 2%.

     Subsequent event: License issuance

     On August 11, 1998, the Company issued two licenses to AlliedSignal, Inc. (AlliedSignal) in the field of friction materials. One license is for a worldwide territory, outside Japan, and the other license is for the territory of Japan. Simultaneous with the issuance of the licenses to AlliedSignal, Lanxide K.K. sold its 10% interest in DLC to AlliedSignal, whereby by prior agreement 65% of the proceeds were applied to reduce the Capital Loan from Kanematsu. The combination of these related transactions realized revenues of $1.1 million.

     Elimination of Deferred Credit

     As a result of the restructure of Lanxide K.K. and the restructure of the KG loan, various potential contingencies related to the Company's interests in Japan no longer exist. Consequently, the Company released $720,000 of its deferred credit to licensing revenue. This portion of the Company's deferred credit was generated in a prior period related to a license it had issued to Celanx K.K. for which it had received cash. In addition, during the quarter the Company released $330,000 of the deferred credit to gain on the sale of assets that resulted in a lease-back of the sold property. The Company renegotiated the lease rent resulting in present value benefits that greatly exceeded the deferred gain. The gain had been amortizing over the life of the lease, but has now been fully realized.

     The Company continues to pursue additional technology license sales to further resolve its financial situation. No assurances can be given that additional technology licenses can be sold at a rate sufficient to allow the Company to continue any of its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a discussion of the consolidated financial condition and results of operations of the Lanxide Corporation and its majority-owned affiliates (the Company) for the nine months ended June 30, 1998 and 1997, as well as certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this 10-QSB.

Overview

The Company's revenues consist mainly of technology licensing revenue, sales to outside customers and contract funding. The Company operates principally in the United States.

Commencing in 1995, the Company embarked on a program to license its technology in certain specific market sectors by product and geography in order to generate immediate cash for the Company. Since implementing this strategy, the Company has consummated license agreements with A.P. Green Industries, Inc. ("A.P. Green"), Waupaca Foundry, Inc. ("Waupaca"), Sturm Ruger & Company, Inc. ("Sturm Ruger"), Brembo S.p.A. ("Brembo"), AKN Corporation ("AKN"), Nihon Cement Co., Ltd. ("Nihon Cement") and Commodore Polymer Technologies, Inc. ("Commodore") which have generated license fees, as well as, in some cases future royalties. In addition, the Company entered into two license agreements pursuant to the sale of two wholly-owned subsidiaries and converted its joint venture with Nihon Cement into a license arrangement.

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

Percentage Relationship to Net Revenues

The following table sets forth the percentage relationship to net revenues of certain items in the Company's Consolidated Statement of Operations for the periods presented:

                                                                     Nine months ended June 30,
                                                                     --------------------------
                                                                      1998                1997
                                                                      ----                ----
      Revenues                                                       100%                 100%
      Operating costs:
         Cost of sales                                                (29)                 (30)
         Research and development contract costs                      (25)                 (18)
         Product development and engineering                          (10)                 (25)
         Selling, general, and administrative                         (25)                 (31)
      Minority allocation of operating loss (income)                    1                   (5)
      Interest expense                                                 (8)                  (7)
      Other income                                                                           5
      Net (loss) income                                                (8)                  (8)

Nine  months ended June 30, 1998 compared to nine months ended June 30, 1997

The Company recorded a net loss of $1,213,000 for the nine months ended June 30, 1998, as compared to a $1,651,000 net loss for the nine months ended June 30, 1997. The reduction in the loss incurred was due to a release of a deferred real estate property gain of $320,000 and the release of $720,000 of a license revenue that was previously deferred.

Net Sales and Cost of Sales

Sales for the nine months ended June 30, 1998 were $14,282,000 compared to $19,672,000 for the nine months ended June 30, 1997.The cost of goods sold for the most recent six month period was $4,229,000 yielding a gross profit on sales of $384,000, consistent with the gross profit margins earned for the nine months ended June 30, 1997.

Licensing and Other Related Revenues

Licensing and other related revenues were $7,960,000 and $9,070,000 for the nine months ended June 30, 1998 and 1997, respectively. During the second quarter of this fiscal year the Company executed a license with Commodore, for $5,300,000 in cash and debt cancellation and royalties on future sales. Total license income reduced due to the receipt of $7,800,00 from AKN in the third quarter of 1997, which did not recur.

Product Development and Engineering

There  were  no  significant   fluctuations  in  the   expenditures  on  product
development and engineering activities.

Research and Development Contract Revenue and Contract Costs

Due to the lay-off of the employees in early February 1998, the Company booked significantly less research and development contract revenue during the quarter ended March 31, 1998. In addition, The Company did not work on government funded projects during the last six months. For the nine months ended June 30, 1998 and 1997, revenue from research and development contract revenue was $1,708,000 and $4,151,000 respectively, representing a gross revenue reduction for the most recent nine months of $2,443,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were reduced during the quarter ended June 30, 1998 due to the reduced number of administrative staff, the sale of two of the Company's wholly-owned subsidiaries, Lanxide Electronic Components Inc. and Lanxide Armor Products Inc. and the transfer of the Company's interest in Lanxide KK. For the nine months ended June 30, 1998 selling general and administrative expenses of $3,576,000 were approximately $2,605,000 less than the nine months ended June 30, 1997.

Interest Expense

As a result of the cancellation of $5,740,000 bank debt by the sale of two affiliates and the reduction of $4,500,000 of debt to Commodore Environmental Services, Inc. and accrued interest through a licensing agreement, interest expense was reduced by 16% in the nine months ended June 30, 1998.

Income Tax Expense

Income tax expense reflects taxes withheld on foreign source income for the quarters presented.

Liquidity and Capital Resources

Since its inception, the Company has financed its working capital and capital expenditure requirements with the proceeds from the sale of stock, borrowings, product sales, research and development contracts and, more recently, technology licensing revenues. The Company's working capital was a deficit $3,334,000 at June 30, 1998, as compared to a deficit $2,670,000 at September 30, 1997. The cash balance at June 30, 1998 was $96,000. At June 30, 1998, the Company had no significant commitments to purchase capital equipment and continues to sell surplus equipment to generate cash.

The Company is dependent on licensing its technology in order to generate sufficient cash flows to fund its operations. No assurances can be given that any additional licenses will be concluded at a sufficient rate to allow the Company to continue its operations.

PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a)  27   Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



LANXIDE CORPORATION



Date:  August 11, 1998              By:  /s/Marc S. Newkirk
                                         ------------------
                                         Marc S. Newkirk
                                         President and Chief Executive Officer