Form 10KSB
period 1998-09-30
LANXIDE CORP
filed 1999-01-12
CIK 822972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                  [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the Fiscal Year Ended September 30, 1998

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

                                 (302) 456-6200
                 Issuer's telephone number, including area code
                               -------------------
      Securities registered pursuant to Section 12(b) of the Exchange Act:

                               Title of Each Class
                               -------------------
                     Common Stock, par value $.01 per share
               Series A Preferred Stock, par value $.01 per share

      Securities registered pursuant to Section 12(g) of the Exchange Act"
                                      NONE

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                [ X ] Yes [  ] No

Check if there is no disclosure of delinquent filers pursuant to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this From 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $16,122,000.

The aggregate market value of the voting stock held by non affiliates at December 12, 1998, valued by reference to the bid price of such stock was $331,400.

Transitional Small Business Disclosure Format (check one):

                                Yes [ ]   No [ X ]

The number of shares of Common  Stock  outstanding  as of  December 1, 1998 was:
1,325,598.


THIS FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF LANXIDE CORPORATION, INCLUDING STATEMENTS UNDER ITEM 1. FINANCIAL STATEMENTS AND ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES:
(I) COMPETITIVE CONDITIONS IN THE INDUSTRIES IN WHICH LANXIDE OPERATES; (II) ABILITY TO FURTHER COMMERCIALIZE ONE OR MORE OF THE TECHNOLOGIES OF LANXIDE;
(III) GENERAL ECONOMIC CONDITIONS THAT ARE LESS FAVORABLE THAN EXPECTED AND (IV) ABILITY TO SECURE ADEQUATE FUNDING.

                              LANXIDE CORPORATION


                                TABLE OF CONTENTS



     Number

     Item 1.     Business

     Item 2.     Property

     Item 3.     Legal Proceedings

     Item 4.     Submission of matters to a vote of security holders

     Item 5. Market for Registrant's Common Equity and related stockholder matters

     Item 6. Management's discussion and analysis of results of operation and financial condition

     Item 7.     Financial statements and supplementary data

     Item 8. Changes in and disagreements with Accountants on Accounting and financial disclosure.

     Item 9. Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act

     Item 10.    Executive compensation

     Item 11.    Security ownership of certain beneficial owners and management

     Item 12.    Certain relationships and related transactions

     Item 13.    Exhibits, Lists and reports on Form 8K.

ITEM 1.  BUSINESS

Introduction

The Company is engaged in the development and commercialization of products based upon a variety of material process technologies which represent novel approaches to the fabrication of ceramic-reinforced composite products. The Company's patented technology has enabled it to engineer a new class of high-performance materials, LANXIDE(TM) composites, which offer superior combinations of properties tailored to meet specific customer needs. LANXIDE(TM) composites combine many of the features of ceramic metals, and polymers. Its technologies include a ceramic composite material process known as DIMOX(TM) directed metal oxidation, a metallic composite material process known as PRIMEX(TM) pressureless metal infiltration, a ceramic polymer material known as CERASET(TM), and a process for making ceramic coated graphite. LANXIDE(TM) composites provide new class of structural materials which exhibit combinations of strength, damage tolerance, shape versatility, hardness, lighter weight, stiffness, chemical stability and temperature tolerance previously unavailable in a single class of materials. The Company has developed proprietary processes enabling the creation of LANXIDE(TM) composites in a wide range of sizes and complex shapes and possessing a broad spectrum of performance characteristics. The Company believes that products made from LANXIDE(TM) composites provide substantial cost/performance improvements over materials traditionally used in numerous industrial and commercial applications. The Company has developed electronic components, optical components, automotive engine and brake components, sporting goods components, heat exchangers, refractory components, armor, industrial pump and cyclone components, components for gas turbine engines, rocket engine components and certain other aerospace components, some of which are currently being produced by the Company or its affiliates and licensees in limited quantities.

Based initially on a series of discoveries relating to metals oxidation, the Company has developed a unique process technology for engineering a broad spectrum of ceramic/metal composites. The LANXIDE(TM) process technology relies on relatively low cost processing equipment, metals of commodity purity and relatively low temperature requirements. Advantages of the LANXIDE(TM) process technology include ease of component fabrication, the ability to combine a wide range of materials to tailor properties for specific applications, the ability to make complex shaped parts that require little machining, and the ability to make large parts. The Company believes that the simplicity and manageability of this process technology provides the basis for commercial scale production of components made of LANXIDE(TM) composites.

In 1993, to complement the extensive materials base generated internally, the Company acquired substantially all of the assets and patents associated with CERASET(TM) ceramer (ceramic-backboned polymer), ceramic paper and GEMINI(TM) microcomposite technologies from Hercules, Inc. These chemically-derived materials and processes provide additional advantages for the Company's reinforced metals and reinforced ceramics processes, and extend the Company's advanced materials portfolio into the rapidly expanding area of high-performance polymer composites, adhesives, sealants and coatings.

The Company believes that the market opportunities for the Company's products extend broadly across the basic processing, automotive, aerospace and defense, electronics, machine tool, mining, chemical, glass, paper, textile, cement, rail transport and sporting equipment industries. Since 1983, in excess of $275,000,000 has been expended for the research, development and commercialization of the Company's technology. Such amounts have been funded through equity issuances, borrowings, joint venture partners, including Alcan Aluminium, Ltd. (Alcan) , E. I. DuPont de Nemours & Company (DuPont) and Kanematsu Corporation (Kanematsu), and the U.S. Government. Prior to 1995, the Company's business strategy was to develop and commercialize its technology and products exclusively through individual subsidiary businesses and selective market-focused joint ventures and partnerships utilizing its own resources, those of world-class industrial partners, and contract funding from the U.S. Government. In furtherance of such strategy, from 1983 through 1995, the Company structured 11 affiliated businesses in a series of commercialization ventures. The Company's affiliated partners included Alcan, DuPont, Kanematsu and Nihon Cement Co., Ltd. (Nihon Cement). Due to changes in certain partners' business strategies, Alcan, Dupont and Kanematsu are no longer business partners with the Company.

Primarily as a result of continuing expenses and increasing capital requirements from its business ventures, the Company took steps in March 1995 to reduce demands for capital and to shore up its cash reserves, including the reduction of its work force, the discontinuance of two of its commercial ventures, the sale of one of its subsidiaries and the sale of majority interests in three of its other subsidiaries. In addition, the Company embarked on a program to license its technology in certain specific market sectors by product and geography, in exchange for license fees and continuing royalties. Since implementing such licensing strategy, the Company consummated license agreements with A.P. Green Industries, Inc. (A.P. Green), Waupaca Foundry, Inc. (Waupaca), Sturm Ruger & Company (Sturm Ruger), Brembo S.p.A. (Brembo), AKN Corporation
(AKN), Nihon Cement Co., Ltd. (Nihon), AlliedSignal, Inc. (AlliedSignal), two subsidiaries of Commodore Environmental Services, Inc.
(Commodore), and M3 Technologies, Inc. (M3).

Recent Developments

Termination of Employees

ON JANUARY 6, 1999 THE COMPANY CLOSED ITS PLANT FACILITY AND TERMINATED SUBSTANTIALLY ALL OF ITS EMPLOYEES DUE TO A LIQUIDITY SHORTFALL. UNLESS THE COMPANY IS ABLE TO SELL ADDITIONAL LICENSES, EQUIPMENT OR LINES OF BUSINESS IN THE IMMEDIATE FUTURE, THE COMPANY MAY FILE FOR BANKRUPTCY. THE BOARD OF DIRECTORS AND MANAGEMENT ARE CURRENTLY CONSIDERING THESE OPTIONS.

On February 3, 1998, the Company terminated substantially of its employees, as well as those of three of its subsidiaries located at the Company's Newark, Delaware offices, as a result of its inability to secure adequate funding to continue its operations. The Company subsequently hired back approximately 30 employees and has restructured its operations.

Assignment of Option; Sale of Subsidiaries

DuPont entered into an agreement with PNC Bank (PNC), pursuant to which DuPont agreed to guarantee the Company's obligations to PNC under a Revolving Credit and Term Note, dated February 24, 1993, in the original principal amount of $5,970,000 (the PNC Bank Loan). In consideration for DuPont's guarantee, the Company and DuPont had entered into a Loan Guarantee Letter Agreement, dated December 15, 1992 (as amended, the Guarantee Agreement), pursuant to which the Company granted to DuPont, as collateral, an option (the Option) to acquire all of the outstanding common equity securities of Lanxide Armor Products, Inc.
(LAP) and Lanxide Electronic  Components,  Inc. (LEC).  DuPont's exercise of the

Option would release the Company from all obligations and liabilities under the PNC Bank Loan. Under the terms of the Guarantee Agreement, the Option would become exercisable by DuPont upon the Company's notification to DuPont of the Company's inability to meet its obligations under the PNC Bank Loan.

In a letter agreement entered into between the Company and DuPont, dated February 6, 1998, the Company notified DuPont that the Company would not meet its obligations under the PNC Bank Loan. Accordingly, the Company consented to DuPont's assignment of its right to exercise the Option to DHB Capital Group, Inc. (DHB) and DuPont agreed to repay the Bank all amounts owed by the Company to the Bank under the PNC Bank Loan.

Concurrent with the assignment of the Option by DuPont to DHB, the Company entered into a Transfer Agreement, dated as of February 6, 1998 (the Transfer Agreement), by and among the Company, DHB, LAP, LEC and Lanxide Technology Company, L.P. (LTC), pursuant to which DHB elected to exercise the Option and, accordingly, the Company transferred to DHB all of the outstanding common equity securities of LEC and LAP. Pursuant to the Transfer Agreement, LEC and LAP have each amended their existing license agreements with LTC to provide royalties to LTC on future sales by LEC and LAP relating to the Company's technologies.

Termination of Voting Agreement; Resignation of Directors and Officers

On July 3, 1997, Commodore assumed effective control of the Company pursuant to a Voting Agreement among the Company and certain of its stockholders (the Voting Agreement) which was executed in connection with certain transactions contemplated by a Securities Purchase Agreement, dated July 3, 1997, between the Company and Commodore (Securities Purchase Agreement). Pursuant to the Voting Agreement, stockholders of the Company who owned 664,329 shares of common stock or 50.1% of the outstanding common stock, granted proxies to the members of the Board of Directors of Commodore (the Proxyholders) to vote all shares of common stock held by each such stockholder until December 31, 1998.

Under the Securities Purchase Agreement, the Company sold 10,000 shares of Series G Preferred Stock (Series G Stock) on July 3, 1997 and an additional 10,000 shares of Series G Stock on July 28, 1997 to Commodore. The aggregate purchase price for the 20,000 shares of Series G Stock was $2.0 million. In addition, pursuant to the Securities Purchase Agreement, on July 3, 1997, the Company issued to Commodore a warrant to purchase 250,000 shares of Series F Preferred Stock ( Series F Stock) at an exercise price of $100 per share. Pursuant to the terms of the agreement, the warrant could be exercised, in part, by the exchange of the shares of Series G Stock acquired pursuant to the Securities Purchase Agreement for a like number of shares of Series F Stock.

The Series G Stock was not convertible and was not entitled to vote or to receive dividends. The Series G Stock could be redeemed by the Company after December 31, 1998 to the extent such shares had not been used to exercise the warrant. The terms of the Series F Stock included, among other things, (a) the right to convert into shares of Common Stock at a rate, subject to adjustment, of 13.5 shares of Common Stock for each share of Series F Stock; (b) a mandatory conversion by the holders upon certain events, including the sale by the Company of at least $10 million of Company securities in a public offering or a private placement prior to the time that Commodore exercises at least $10 million of the warrant; and (c) the right to elect four of the seven members of the Board of Directors of the Company. The Company claimed an exemption from registration of the foregoing transaction under the Securities Act of 1933, as amended, (the Securities Act) pursuant to Section 4(2) of the Securities Act.

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

On February 3, 1998, COES terminated the Voting Agreement and accordance with its terms, Messrs. Fullwood and Toller resigned from their respective positions as directors and officers of the Company. In connection with the termination of the Voting Agreement, COES notified the Company that it would not purchase additional securities contemplated by the Securities Purchase Agreement. On February 6, 1998, Paul E. Hannesson, chairman of the Board of Directors of the Company and COES, resigned from his position on the Company's Board of Directors. Messrs. Stephen A. Weiss and J. Frederick Van Vranken, Jr. resigned from their positions on the Company's Board of Directors on February 11 and 12, 1998, respectively. On March 5, 1998 Michael J. Hollins was appointed to serve on the Board of Directors, which currently consists of three directors: Messrs. Bentley J. Blum, Marc S. Newkirk and Michael J. Hollins.

Transactions with Commodore Environmental Services, Inc.

On March 5, 1998 the Company entered into a series of transactions with Commodore and certain of its subsidiaries pursuant to which, among other things, Commodore paid $500,000 cash and its subsidiaries agreed to cancel $4,500,000 in indebtedness plus accrued interest of $300,000 owned by subsidiaries of Lanxide (which was guaranteed by Lanxide) in exchange for the issuance of a royalty-bearing license to use CERASET (TM) on a worldwide basis, excluding Japan (the "License"), which grants Commodore certain business and technology rights that do not conflict with the rights of Lanxide's other licenses or future licenses in the fields for metal matrix composites and ceramic matrix composites.

In connection with the issuance of the License, Lanxide and Commodore amended the Securities Purchase Agreement, such that (i) Lanxide and Commodore each agreed to exchange all of the issued and outstanding shares of Series G Preferred stock, which are held by Commodore, for an equal number of Series H Preferred Stock of Lanxide (Series H Preferred Stock); (ii) Commodore's right to purchase additional shares of Series G Preferred Stock pursuant to the terms of the original purchase agreement was cancelled; (iii) Lanxide issued warrants to Commodore for the purchase of up to 270,000 shares of Lanxide's common stock, at an exercise price of $7.41 per share; and (iv) Commodore's right to purchase 250,000 shares of Series F Preferred Stock pursuant to the existing warrant was cancelled. The Series H Preferred Stock does not pay dividends and is not convertible, however, it carries a liquidation preference of $2,000,000. In addition, holders of the Series H Preferred Stock may utilize such securities to satisfy the exercise price of the warrants described in item (iii) above based on the liquidation value of the preferred stock.

Loan from Lanxide K.K.

On December 29, 1997, Lanxide K.K., a 65% owned Japanese subsidiary, agreed to loan $1.8 million to the Company (the Lanxide K.K. Loan). The Company received $1.3 million on December 29, 1997 and an additional $0.5 million on January 12, 1998. The Lanxide K.K. Loan was to mature on January 31, 1998 and bore interest at the rate of 6% per annum. Upon an event of default under the Lanxide K.K. Loan, the Company was required to transfer to Lanxide K.K. its 10% ownership in DuPont Lanxide Composites, Inc. (DLC). The loan came due and the Company negotiated an assignment and transfer with Lanxide K.K. on April 1, 1998 to settle the outstanding balance. As a result of the settlement, the Company's interest in DLC was transferred to Lanxide K.K. on June 23, 1998 in full satisfaction of the Lanxide K.K. Loan.

Restructuring of Lanxide K.K.

The operations of Lanxide K.K. have been discontinued. By an agreement on April 1, 1998, between the Company and Kanematsu (the then minority owner of Lanxide K.K.), the net assets of Lanxide K.K. have been distributed to the owners, 65% to Lanxide and 35% to Kanematsu. The Company distribution from Lanxide K.K. has in turn been paid over to Kanematsu as a payment against the Company's loan from Kanematsu . Distribution rights to sell electronic components in Japan using Lanxide technology have been sold by Lanxide K.K. to Lanxide Electronic Components, Inc., a subsidiary of DHB. The proceeds from that sale have also been distributed proportionately to Kanematsu and the Company, again with the Company's distribution being further applied to its balance on the Kanematsu loan. While there is the potential for some further economic benefit to the Company under certain circumstances from the further sale of the former distribution rights of Lanxide K.K., the former subsidiary is inactive, and the Company no longer owns any stock in Lanxide K.K. In that connection, the Company has taken back all of the rights to its technology in Japan, with the exception of previously licensed rights to Nihon, AKN Celanx K.K., LEC, LAP and DLC.

Restructuring of Loan with Kanematsu Corporation

The Company and KG have agreed to restructure the $10 million loan from Kanematsu (Capital Loan) to the Company that had been scheduled to mature in December 1998. Under the new agreement, payments have been applied to the loan balance from the sale of certain equipment, the conversion of part of the loan to an equipment installment loan dated April 10, 1998 and amended July 10, 1998 (Installment Note), and the disposition of Lanxide K.K. described above. The new payment schedule for the loan requires principal and interest payments over a seven-year period commencing April 1, 1999. During the moratorium of principal payments in effect until that date, the Company is required to make nine payments of $5,000 each toward interest on the loan. The interest rate on the loan was reduced as of July 1, 1998 from LIBOR plus 2% to the Japanese Yen Long Term Prime Rate of the Industrial Bank of Japan plus 1%. As noted above and as part of the restructuring of the Kanematsu loan, the Company has agreed to sell certain equipment and apply the proceeds from such sales to reduce the loan principal. The Installment Note was in the initial amount of $1.9 million and will mature over an eight-year period commencing May 10, 1998. The interest rate on the Installment Note is LIBOR plus 2%.

New and amended License Agreements

On November 1, 1997 the Company issued a royalty bearing license to Nihon Cement to use and sell Ceraset TM Polyureasilazane Polymers in Japan.

On March 5, 1998 as noted above, the Company issued a royalty bearing license to Commodore to use Ceraset TM on a worldwide basis excluding Japan which grants certain business and technology rights that do not conflict with the rights of Lanxide's other licenses or future licenses in the fields for metal matrix composites and ceramic matrix composites.

On August 11, 1998, the Company issued two licenses to AlliedSignal in the field of friction materials. One license is for a worldwide territory, outside Japan, and the other license is for the territory of Japan. Simultaneous with the issuance of the licenses to AlliedSignal, Lanxide K.K. sold its 10% interest in DLC to AlliedSignal, whereby by prior agreement 65% of the proceeds were applied to reduce the Capital Loan from Kanematsu. The combination of these related transactions resulted in revenues of $1.1 million for the Company.

On September 18, 1998, the Company amended its licenses agreement with M3 Technologies, Inc. (M3) to clarify and slightly expand the field of manufacturing activities licensed to M3. The expansion included semi-conductor production equipment. The Company received a license fee, which is included in licensing and royalty revenue. In addition the Company will receive various royalties on sales for the additional fields granted to M3 in the license.

Subsequent Events

On November 17, 1998 the Company sold its ownership interest in Alanx Wear Solutions, Inc. (Alanx) to Allied Resource Corporation (ARC) for $80,000. ARC owned 90% of the common stock of Alanx and 100% of its convertible preferred stock. The Company's 10% portion in the common stock of Alanx was non-strategic to the Company and had little prospect of producing income to the Company in the future.

On January 6, 1999 the Company closed its plant facility and terminated substantially all of its employees due to a liquidity shortfall. Unless the Company is able to sell additional licenses, equipment or lines of business in the immediate future, the Company may file for bankruptcy. The board of directors and management are currently considering these options.

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

Due to, among other things, (i) the needs of the Company and its ventures for further funding and (ii) an increase in the number of products developed and demonstrated using the LANXIDE(TM) technology, the Company revised its business strategy during fiscal 1995 and embarked on a program to license its technology in certain areas by product and geographic territory and entered into a number of transactions relating to the sale of certain Company assets and equity interests of the Company.

The Company expects that this revised strategy will enable a greater number of products utilizing LANXIDE(TM) technology to be commercialized in the near-term. Although the Company will, subject to the availability of capital, continue to commercialize products using the LANXIDE(TM) technology through its own efforts, the Company intends to continue to seek advantageous licensing arrangements with third parties which have the ability to commercialize products in those areas where there are significant barriers to entry (i.e., substantial up-front costs or the need for a substantial industry presence) or where LANXIDE(TM) technology provides only a portion of the necessary solution. The Company believes that such licensing arrangements will benefit the Company through the commercialization of the LANXIDE(TM) technology in product areas into which the Company could not otherwise expand at this time. The Company believes that benefits from licensing include:

         o Accelerated adoption and recognition of its materials and technology.

         o Allocation of available capital to those products which the Company is best able to commercialize.

         o        Immediate cash flow from licensing arrangements.

The Company is engaged in discussions with a number of industrial entities in the United States, Europe and Asia regarding the potential licensing of the Company's technology to such entities for up-front fees and ongoing royalty interests.

Technology, Patents and Trademarks

The Company's patented technologies include reinforced metals made by the PRIMEX(TM) pressureless metal infiltration process and the PRIMEX CAST(TM) foundry process, reinforced ceramics made by the DIMOX(TM) directed metal oxidation process, and reinforced polymers or reinforced ceramics made using CERASET(TM) ceramers.

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

The Company's DIMOX(TM) reinforced ceramic technology is based upon a unique, patented approach to the creation of composites by the use of a directed oxidation mechanism. The process grows ceramic matrix composite, via an oxidation reaction between a molten metal and an adjacent oxidant. The technique is generic and applies to numerous ceramic/metal systems, including oxides, nitrides, carbides and borides of metals such as aluminum, silicon, titanium, zirconium and hafnium.

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

CERASET(TM) ceramers are a unique family of low viscosity liquid, thermosettable ceramic-backboned, polyureasilazane-based polymers. These polymers have exceptional thermal stability, corrosion resistance and rigidity. As temperatures are increased from 400(degree)C to 1400(degree)C, the polymers progressively condense and cross-link as polymers, ultimately converting to ceramic compounds, such as silicon nitride, silicon carbide or aluminum nitride, depending on the specific polymer and processing conditions. Certain CERASET(TM) ceramers, when applied as fluids and then thermoset, exhibit strong adhesion to both metals and ceramic materials. This characteristic makes the polymers especially well-suited for making polymer matrix composites or for applications as binders for metal or ceramic particulate processing. The polymers can be used to prepare parts that are both strong and rigid by mixing a ceramic powder into the liquid polymer, forming the desired shape and then thermosetting the shape to achieve required strength.

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

As of September 30, 1998, the Company had 329 issued patents in the United States, none of which expires prior to 2004, with 30 additional patents pending, and 1,166 patents issued in 42 foreign countries, none of which expires prior to 2000, with 255 additional patents pending. As is typical with most research and development efforts, improvements to the technology contained in the Company's early patents have been made and patented, and continue to be made and patented, to provide the Company with continuing patent protection for its technology. In addition, the Company believes that certain of its know-how and proprietary information is legally protected as trade secret information, and the Company intends to maintain the confidential and proprietary nature of its trade secrets and to protect future proprietary developments. The Company's core technology patents cover its DIMOX(TM) reinforced ceramics, PRIMEX(TM) reinforced metals and CERASET(TM) inorganic polymers, including broad claims to both processes and materials.

The Company maintains one registered trademark. The Company's registered trademark is LANXIDE(R). The Company and its affiliates also have rights in the following unregistered trademarks: DIMOX(TM), DIMOX HT(TM), PRIMEX(TM), PRIMEX CAST(TM), PRIMEXCOOL(TM), 2K+(TM), CERASET(TM), CERASET SN(TM), CG896(TM) and CG273(TM).

The Company's patents are generally held within LTC, a wholly owned subsidiary of the Company.

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

The Company has developed a ceramic reinforced aluminum castable composite that has attractive performance and cost for applications such as train brakes and automotive brake rotors and drums.

The Company conducts its PD&E activities in state-of-the-art laboratories, which include such specialized facilities as analytical laboratories, a dynamic testing laboratory and a physical properties testing laboratory. The Company's PD&E activities occupy approximately 15,000 square feet in the Marrows Road facility and approximately 12,000 square feet in the Forge Drive facility. See "Item 2 - Property."

Products

The following products are manufactured by the Company and its affiliates:

Ceramic-Reinforced Aluminum Ingot and Concentrate: Castable ceramic-reinforced aluminum ingot and concentrate for production of high stiffness, low expansion, lightweight, wear-resistant components using investment casting, sand casting, die casting and permanent mold casting processes. Current applications include rail and automotive brake rotors, semiconductor wafer chucks, robot arms, photolithographic stages, avionics chassis and satellite components.

Ceramers: Ceramic-backboned thermosetting polymers for production of chemically stable, temperature-resistant, wear resistant, uv-resistant, moisture-resistant, non-stick and fire retardant coatings, adhesives, encapsulants, binders, fibers and molded components.

Ceramic-Coated Graphite Components: Ceramic-coated graphite components for fiberglass manufacturing; glass container manufacturing, paper manufacturing, crucibles, and molten metal processing.

The  following   products  are  licensed  by  the  Company  for  manufacture  by affiliates:

Lanxide ThermoComposites, Inc.
         Steel refractories

The following products are licensed by the Company for manufacture by the following non-affiliates:

Alanx Wear Solutions, Inc. (subsequent to November 17, 1998)
         Wear parts

AlliedSignal, Inc.
         Friction materials

AlliedSignal Composites, Inc.
         Ceramic engine components, rocket engine components, reinforced heat exchanger components, gas turbine and aerospace structural components.

AKN Corporation
         Brake system components

Alcan Aluminium Corporation
         Components for use in manufacturing primary aluminum.

A.P. Green Industries, Inc.
         Industrial refractories

Brembo S.p.A.
         Brake system components for motor vehicles

Celanx KK
         Precision equipment

Commodore Applied Technologies, Inc.
         Process reactor vessels

Commodore Polymer Technologies, Inc.
         Certain CERASET TM polymer applications

Lanxide Armor Products, Inc.
         Ballistic armor

Lanxide Electronic Components, Inc.
         Electronic thermal management components

Lanxide K.K.
         Selected products for the Japanese market

M3 Technologies, Inc.
         Semiconductor manufacturing equipment Optical components Laboratory test equipment components Metrology components Medical diagnostic equipment components Robot components Automation equipment components

Nihon Cement Co., Ltd.
         Reinforced aluminum ingot
         Ceraset TM polymer

Sturm, Ruger & Company, Inc.
         Firearms components
         Sports equipment components

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

The Company's long-term success will depend, in part, upon its ability to maintain a competitive position for its LANXIDE(TM) composites with respect to other materials, including materials which may be developed in the future. A number of domestic and foreign companies are actively engaged in the research and development of advanced materials technology and many of these companies have substantially greater financial resources and production and marketing capabilities than the Company. In most of its target markets, the Company will encounter competition from metal, plastic, ceramic and other materials producers, as well as from the manufacturers of components made of these materials. Although the Company possesses proprietary rights to its technologies, which are commercially viable, several large multinational corporations conduct large-scale research and development programs in the composite materials field.

At the same time, the Company believes it has no broadscale competitor. For example, the materials technology the Company is promoting in the ballistic armor industry is completely different from such technology in the auto industry, the electronics industry, the aircraft industry or the semiconductor equipment industry. Similarly, the competing companies are generally not common among any of those same industries. Barriers to entry in the Company's markets vary from moderate to high, and foreign competition varies from meaningful to non-existent, depending upon which market opportunities are being discussed. Since the Company's technology is anticipated to be applicable in dozens of more markets (it has already been adopted in more than a dozen), it is difficult to consider each market separately, let alone any one in depth, or to generalize regarding their character, which is diverse. Because of this broad diversity in competition, the Company does not characterize its competitors as primarily advanced materials companies, composites producers, ceramics producers or commodity metals producers.

While no competitor has to date been identified which competes broadly across the product areas for which the Company's technology applies, the Company and its licensees compete with a broad array of both large and small competitors in specific market niches. Examples of such direct competitors include: B.F. Goodrich (turbine engine parts), S.E.P. (turbine engine parts), Coors Ceramics (wear parts and armor), Alcan Aluminium Limited and its affiliates (aluminum composite ingot), Sumitomo Metals (electronic heat sinks), Kyocera (wear parts) and Ube (coatings). In addition, some of the Company's suppliers are competitors and some of the Company's competitors are also customers of the Company, although in different product areas than those they supply to or buy from the Company. Corporations with which the Company has collaborative development relationships may also be conducting independent research and development efforts in areas which are or some day may be competitive with the business of the Company.

Sales and Marketing

The Company and its licensees manufacture limited quantities of many products, some of which are manufactured at commercially viable production levels. The Company competes in markets where both ceramic and non-ceramic products are currently in use and where competitors have established marketing capabilities. Commercial acceptance of the Company's products depends in part on the ability of the marketing and sales forces of the Company and its licensees to demonstrate effectively the advantages of LANXIDE(TM) products over more traditional products. Products of the Company's technology are marketed by the individual commercial business units which comprise the Company's affiliates and licensees, which have their own sales and marketing staffs. The Company additionally undertakes market development activities based at its headquarters, aimed at identifying new opportunities which fall outside of the activities of its existing business and that of its licenses. Such efforts are directed at providing the basis either for further license activity or for additional product manufacture by the Company.

Employees

Prior to January 6, 1999, the Company had employed 32 full-time employees. All employees were provided with a standard benefits package consisting of hospital/medical, life, disability and dental insurance, as well as educational assistance. Employees also had access to certain savings/option plans. See "Item 10 - Executive Compensation -- Existing Company Plans." None of the Company's employees were covered by collective bargaining agreements. The Company considered its relationship with its employees to be good.

Regulatory Matters

The Company generates small quantities of used solvents and chemicals categorized by Federal and/or state governments as hazardous waste in its research and development and manufacturing operations. Disposal of such waste is regulated by state and Federal regulations. The Company is currently engaged, and expects to engage in the future, in collaborative development and other agreements with foreign entities. The Company must comply with Federal regulations regarding import and export of raw materials, finished products and technology. Although regulatory constraints in the environmental, import and export areas do not currently pose material impediments to the Company's operations, any substantial change in these or other regulations could have a material adverse effect on the Company's business.

ITEM 2.  PROPERTY

The Company operates from two adjacent buildings in Newark, Delaware. The facilities include offices, laboratories, and manufacturing space. Approximately 58% of the buildings are rented to third parties with various leases that expire between May 2000 and March 2001.

Marrows Road Facility

The Company has a lease on this facility until March, 2016, plus renewal options for five years each. The annual lease payment is $976,000, subject to an adjustment for inflation every five years. The Marrows Road Lease requires the Company to comply with certain financial covenants and limits the Company's ability, among other things, (i) to assume additional indebtedness, (ii) to become a guarantor of contingent obligations, and (iii) to make restricted payments (as defined therein) including the declaration of dividends on the Company's Common Stock.

Forge Drive Facility

The Company leases this facility from an affiliate of Bentley J. Blum, a director and principal stockholder of the Company. The lease is through December 31, 2008 for $275,000 per year with a $10,000 increase on January 1st, 1999 and a $15,000 increase on January 1, 2004. The Company has an option to extend the lease for another ten-year period commencing on January 1, 2009. The Company has the right of first refusal with respect to the purchase of this property.

ITEM 3.  LEGAL PROCEEDINGS

There are a number of pending legal actions from vendors regarding claims on past due obligations. In addition, there are five legal actions from vendors regarding claims for past due obligations of approximately $150,000. The Company is also subject to certain purchase price adjustments related to the transaction with DHB (See item 1). As of September 30, 1998, the Company has recorded an accrual of $150,000 related to potential liabilities for these matters. In the opinion of management none of the claims are expected to have a material impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "LNXI" since November 14, 1995. As of December 1, 1998, the Company had approximately 106 holders of record of the Company's Common Stock. The following table sets forth, for the periods indicated, the reported high and low bid prices per share of the

Company's Common Stock, from and after November 14, 1995, as quoted by the OTC Bulletin Board. Such prices reflect inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions. The trading market for the Common Stock is extremely limited and sporadic.


                                  Common Stock

     Year ended September 30, 1997                        High             Low
     -----------------------------                       ------           ------

     First quarter...................................    $15.00           $10.00
     Second quarter..................................     11.00             7.50
     Third quarter...................................      8.00             5.50
     Fourth quarter..................................      9.00             5.00

     Year ended September 30, 1998
     First quarter...................................     $8.00            $5.00
     Second quarter..................................      6.00              .25
     Third quarter...................................      2.00              .75
       Fourth quarter................................      1.00             .625

     Year ended September 30, 1999
     First quarter( to December 2, 1998).............     $0.56              .25



Dividends

The Company has never paid dividends on the Company's Common Stock and does not intend to pay dividends in the foreseeable future. The Company's ability to declare and pay dividends on the Company's Common Stock is limited by (i) the Lease Agreement, dated March 28, 1996, between QRS 12-16, Inc. and the Company, limiting the Company's ability to make restricted payments, which term includes dividends on the Company's Common Stock; and (ii) the terms of the Company's Series A Preferred Stock, the Series F Preferred Stock and the Series G Preferred Stock.

Recent Sales and cancellation of Unregistered Securities

On July 3 and July 28, 1997, the Company sold certain securities to Commodore pursuant to the term of the Security Purchase Agreement as described in Item 1.

On March 5, 1998 the Company entered into a series of transactions with Commodore whereby it cancelled the Series F and G preferred stock and issued Commodore 20,000 shares of non voting Series H Preferred stock with a redemption value of $2,000,000 (See Item 1).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
            FINANCIAL CONDITION

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended September 30, 1998 and 1997, as well as certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in this 10-KSB.

Overview

On January 6, 1999 the Company closed its plant facility and terminated substantially all of its employees due to a liquidity shortfall. Unless the Company is able to sell additional licenses, equipment or lines of business in the immediate future, the Company may file for bankruptcy. The board of directors and management are currently considering these options.

The Company's revenues consist mainly of technology licensing revenue and sales to outside customers and, to a lesser degree, contract funding.

The Company operates principally in the United States and to some degree through its former subsidiary in Japan up to June 1998.

Since its founding in 1983, the Company, Alcan, DuPont, the U.S. Government, Kanematsu and other business partners have expended significant funds on research and development of the Company's technology and related patent strategy. The funds provided for such expenditures have been expensed by the Company and, accordingly, are not reflected as assets on the Company's consolidated balance sheet. However, the Company believes that these expenditures have added significant value to the LANXIDE(TM) technology and to the Company. As a result of the successful development of its technology, the Company had generally been able to retain an ownership interest in the various commercial ventures in exchange for licensing its technology to such ventures. This year the Company has sold its interests in such ventures.

The Company has conducted a review of its operating and computer systems to identify the areas which could be affected by the "Year 2000" issue. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The Company is small and has flexible procedures that are not dependent on complex automatic data collection and processing. All time and date sensitive internal systems and components have been inventoried and ranked for mission critical importance. Critical known non-compliant systems have been identified and replaced with systems known to be compliant. No critical system is non-compliant except for the phone system which will be replaced in 1999. Excluding internal payroll costs, the estimated incremental costs of compliance with Year 2000 is less than $50,000. In addition the Company has been in contact with its suppliers and other third parties to determine the extent to which they maybe vulnerable to Year 2000 issues. As this assessment progresses, matters may come to the Company's attention which could give rise to the need for remedial measures which have not yet been identified. As a contingency, the Company may replace the suppliers and third party vendors who can not demonstrate to the Company that their products and services will be Year 2000 compliant. The Company cannot currently predict the potential effect of third parties' Year 2000 issues on its business. The Company believes that its Year 2000 compliance project will be completed in advance of the Year 2000 date transition and will not have a material adverse effect on the Company's financial condition or overall trends in the results of its operations. However there can be no assurance that unexpected delays or problems, including the failure to ensure Year 2000 compliance by systems or products supplied to the Company by a third party will not have an adverse effect on the Company, its financial performance, or the competitiveness or customer acceptance of its products.

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

Product development and engineering (PD&E) costs represent amounts incurred for projects sponsored by the Company and/or its commercial venture partners through the Company's consolidated affiliates. This includes PD&E costs expended in support of the Company's patent portfolio. Operating income and losses allocated to commercial venture partners through the Company's consolidated affiliates are reported under "Minority allocation of operating (income) loss."

The Company's significant revenue sources in fiscal year 1998 consist primarily of (i) technology licensing revenues; (ii) product sales revenues and (iii) revenues from a brake component development program between the Company and AKN.

Year ended September 30, 1998 compared to Year ended September 30, 1997

The Company recorded net income of $21,000 on revenues of $16,122,000 during the year ended September 30, 1998, as compared to a net loss of $3,245,000 on revenues of $26,429,000 during the year ended September 30, 1997 due to the factors described below.

Net Sales and Cost of Sales

Consolidated sales decreased 17% to $6,232,000 from $7,485,000 and cost of sales increased .3% to $6,709,000 from $6,688,000 compared to the prior period.
Negative margin on product sales was incurred due to the operating inefficiencies experienced during the lay-offs in February 1998.

Licensing and Other Related Revenues

The Company expects to continue to license its technology in certain specific market sectors by product and geography. Although the Company will, subject to the availability of capital, continue to commercialize products using the LANXIDE(TM) technology, the Company plans to seek advantageous licensing arrangements with third parties which have the ability to commercialize products in those areas where there are significant barriers to entry (i.e., substantial up-front costs or the need for a substantial industry presence or where LANXIDE(TM) technology provides only a portion of the necessary solution).

During fiscal year 1998 the Company concluded licensing arrangements with AlliedSignal Composites, Inc., M3 Technologies, Inc., Commodore Environmental Services, Inc. and also revised for additional consideration license arrangements with Celanx KK, Nihon Cement and Brembo S.p.A. for a total amount of $7,800,000. During the prior fiscal year, licensing revenue was $13,800,000. Given the reduced activity in developing new technology applications, there were fewer licensing opportunities in fiscal year 1998 than there were in 1997. Included in fiscal 1998 license revenues, was $5,300,000 of fees from Commodore paid through the cancellation of $4,800,000 of indebtedness and accrued interest and a $500,000 cash payment.

Research and Development Contract Revenue and Research and Development Costs

In fiscal 1998, Research and development contract revenue decreased $3,129,000, from $5,190,000 to $2,061,000 and contract costs decreased $2,423,000 from $4,534,000 to $2,111,000, compared to the prior period. The decrease in contract revenue was primarily due to the sale of LEC and LAP and the temporary shut down of the operation in February 1998.

Product Development and Engineering Costs

PD&E spending decreased by $5,039,000, from $8,449,000 in fiscal 1997 to $3,410,000 in fiscal 1998. This decrease was principally due to the lay-offs in February 1998 noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4,059,000 from $7,680,000 to $3,621,000 over the prior period. This decrease was principally due to the lay-offs in February 1998 noted above. Included in selling, general and administrative expenses are reimbursements of $147,000 and $637,000 for 1998 and 1997, respectively, received from unconsolidated affiliates for administrative and facilities costs and services.

Interest Expense

Interest expense decreased 34%, from $1,829,000 to $1,216,000 compared to the prior year ended September 30, 1997. This decrease is due to the cancellation of a $5.7 million loan from PNC Bank on the sale of Lanxide Electronic Components, Inc. and Lanxide Armor Products, Inc. in February 1998. In addition the loans from Kanematsu were reduced to $8.5 million from $10 million and the rate was reduced from 7.875% to approximately 3.5% for the last six months of the year for $6.7 million of the Kanematsu debt.

Non-Operating and Extraordinary Items:

In Fiscal 1998, the Company experienced the following non-operating and extraordinary gains and losses:

         1) The sale of Lanxide Electronic Components, Inc. (LEC) and Lanxide Armor Products, Inc.(LAP) in February 1998 which resulted in a loss on the sale of $1,679,000 and gain on the troubled debt restructuring of $940,000.

         2) The sale of the Company's ownership interest in Lanxide K.K. to Kanematsu which resulted in a gain of $847,000.

         3) The sale of DuPont Lanxide Composites, Inc. (DLC) which resulted in a gain on the sale of $500,000 and gain on the troubled debt restructuring of $455,000.

         4) The write-off of the Company's ownership interest in Alanx Wear Solutions, Inc. which resulted in a loss on the write-off of investment in affiliate of $377,000.

No such items were recorded by the Company in fiscal 1997.

Income Tax Expense (Benefit)

Income tax expense(benefit) includes taxes withheld on foreign source income of $150,000 and $120,000 for fiscal years 1998 and 1997, respectively. The remaining $558,000 benefit in 1998 is primarily related an adjustment to the valuation allowance account related to net operating loss carryforwards utilized in the Company's 1997 federal tax return. Although the Company has substantial net operating loss carryforwards, the amount of carryforwards which are able to be utilized in any one year are limited by the alternative minimum tax (AMT). Any tax paid under the AMT constitutes a future tax credit and can be carried forward indefinitely to offset federal tax after the Company has utilized all available net operating loss carryforwards. The net operating loss carryforwards expire in varying amounts through the year 2012.


Liquidity and Capital Resources

On January 6, 1999 the Company closed its plant facility and terminated substantially all of its employees due to a liquidity shortfall. Unless the Company is able to sell additional licenses, equipment or lines of business in the immediate future, the Company may file for bankruptcy. The board of directors and management are currently considering these options.

Since its inception, the Company has financed its working capital and capital expenditure requirements with the proceeds from the sale of stock, borrowings, product sales, research and development contracts and, more recently, technology licensing revenues. The Company's working capital deficit was $3,353,000 at September 30, 1998, compared to $2,670,000 at September 30, 1997. The cash balances at September 30, 1998 and January 7,1999 were $84,000 and $53,000, respectively. At September 30, 1998, the Company had no significant commitments to purchase capital equipment and continues to sell surplus equipment to generate cash. At September 30, 1998, the Company's immediate cash needs were being met through sales of assets, cash reserves and working capital from operations. However, the Company remained critically dependent on generating additional cash in the near term to sustain its current operations. Potential sources of cash include new licensing arrangements and/or other alternative financing.

At September 30, 1998, the Company had a $10,000,000 note payable with Kanematsu that was schedule to mature in December 1998. In fiscal 1998, the Company restructured the Kanematsu loan. Under the restructuring agreement, part of the loan was converted to an equipment installment loan, payable in equal monthly payments maturing in April 2006, with a balance of $1,895,000 at September 30, 1998. The remaining balance of the $10,000,000 note, after other 1998 payments was $6,664,000 at September 30, 1998. This amount is payable over a seven year period commencing April 1999. Principal payments due on all of the Company's outstanding indebtedness are as follows:

                                                          Principal Payments
                         Fiscal Year Ended              (Dollars in thousands)
                         -----------------              ----------------------
                               1999                             $  685
                               2000                              1,144
                               2001                              1,199
                               2002                              1,218
                               2003                              1,224
                            Thereafter                           3,369
                                                                ------
                                                                $8,839
                                                                ======

No assurance can be given that the Company will be able to make these payments when they become due.

The terms of the agreements relating to (i) the loan from Kanematsu and (ii) the lease with QRS 12-16, Inc. as Landlord for the Marrows Road facility currently limit the Company from incurring additional indebtedness other than in connection with the operation of its subsidiaries.

During fiscal 1998, the Company decreased its debt and accrued interest balances by $13,454,000 through the issuance of licenses, sales of investments in affiliates, sales of other assets and forgiveness of debt. The Company cannot assume that it will be able to further reduce amounts owed to creditors through such means.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Accountants...............................................

Audited Financial Statements

         Consolidated Balance Sheet
         at September 30, 1998 and 1997.........................................

         Consolidated Statement of Operations
         for the years ended September 30, 1998, and 1997.......................

         Consolidated Statement of Shareholders' Deficit
         for the years ended September 30, 1998 and 1997........................

         Consolidated Statement of Cash Flows
         for the years ended September 30, 1998 and 1997........................

         Notes to Consolidated Financial Statements.............................

                        Report of Independent Accountants








To the Board of Directors and Shareholders
Lanxide Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' deficit and of cash flows present fairly, in all material respects, the financial position of Lanxide Corporation and its majority-owned affiliates at September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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



/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP





Philadelphia, Pennsylvania
November 20, 1998, except as to Note 15, which is as of January 8, 1999

                                                   Lanxide Corporation
                                                Consolidated Balance Sheet
                                      (Amounts in thousands, except per share data)

                                                                                                  September 30,
                                                                                          ------------------------------
Assets                                                                                        1998              1997
                                                                                          ------------      ------------
Cash and cash equivalents, including amounts restricted for use
  by majority owned affiliate (Note 1)                                                    $         84      $      3,892
Accounts receivable                                                                                236             2,738
Inventories (Note 1)                                                                              --               3,036
Other current assets                                                                                 2               447
                                                                                          ------------      ------------
  Total current assets                                                                             322            10,113

Property and equipment, net (Note 4)                                                             2,217             9,681
Investment in affiliate (Note 3)                                                                  --                 377
Other assets                                                                                      --                 346
                                                                                          ============      ============
                                                                                          $      2,539      $     20,517
                                                                                          ============      ============

Liabilities and Shareholders' Deficit
Current portion of long term debt (Note 9)                                                         685             6,789
Accounts payable and accrued expenses (Note 5)                                                   1,401             4,237
Deferred compensation (Note 13)                                                                  1,372             1,377
Deferred revenue (Note 3)                                                                          217               380
                                                                                          ------------      ------------
  Total current liabilities                                                                      3,675            12,783

Long-term debt (Note 9)                                                                          8,154            14,079
Deferred credit (Note 1)                                                                           317               357
                                                                                          ------------      ------------
                                                                                                12,146            27,219

Minority interest in consolidated affiliates (Note 1)                                             --               2,006

Commitments and contingencies (Note 14)

Redeemable Series E preferred stock (aggregate liquidation value, $261);
  26,100 shares issued and outstanding (Note 11)                                                   228               225

                                                   Lanxide Corporation
                                                Consolidated Balance Sheet
                                      (Amounts in thousands, except per share data)
                                                       (continued)

                                                                                                  September 30,
                                                                                          ------------------------------
                                                                                             1998               1997
                                                                                          ------------      ------------
Shareholders'  Deficit  (Note 3 and 11)
  Preferred  stock 15,000,000 shares authorized:
       Series A preferred stock (aggregate liquidation value,$88,135) $.01 par value;
        1,101,683 shares issued and outstanding at September 30, 1998 and 1997                      11                11
       Series G preferred stock(aggregate liquidation value,$2,000) $.01 par value;               --                --
        20,000 shares issued and outstanding at September 30, 1997
       Series H preferred stock (aggregate liquidation value,$2,000) $.01 Par value;              --                --
        20,000 shares issued and outstanding at September 30, 1998
   Common stock,$.01 par value, 25,000,000 shares authorized:
        1,325,598 issued and outstanding at September 30, 1998 and 1997                             13                13
   Additional paid-in capital                                                                  191,006           191,006
   Accumulated deficit                                                                        (200,865)         (200,883)
   Cumulative translation adjustment                                                              --                 920
                                                                                          ------------      ------------
Total shareholders' deficit                                                                     (9,835)           (8,933)
                                                                                          ------------      ------------
                                                                                          $      2,539      $     20,517
                                                                                          ============      ============

    The accompanying notes are an integral part of these financial statements

                                        Lanxide Corporation
                               Consolidated Statement of Operations
                           (Amounts in thousands, except per share data)


                                                                        Year Ended September 30,
                                                                        ------------------------
                                                                             1998          1997
                                                                          --------      --------
Revenue:
  Sales (Note 7)                                                          $  6,232      $  7,485
  Licensing and other related revenues                                       7,829        13,754
  Research and development contract revenue (Note 8)                         2,061         5,190
                                                                          --------      --------
                                                                            16,122        26,429
                                                                          --------      --------

Operating costs:
  Cost of sales                                                              6,709         6,688
  Research and development contract costs                                    2,111         4,534
  Product development and engineering                                        3,410         8,449
  Selling, general and administration (Note 8)                               3,621         7,680
                                                                          --------      --------
                                                                            15,851        27,351
                                                                          --------      --------

Income (loss) from operations before
 minority allocation                                                           271          (922)

Minority allocation of investment in operating (income) loss (Note 1)          274          (817)
                                                                          --------      --------
Income (loss) from operations                                                  545        (1,739)

Write-off of investment in affiliate (Note 3)                                 (377)         --
Loss on sale of affiliates (Note 3)                                           (332)         --
Interest expense                                                            (1,216)       (1,829)
Other income                                                                   156           443
                                                                          --------      --------
Loss before income taxes                                                    (1,224)       (3,125)

Income tax (benefit) expense (Note 6)                                         (408)          120
                                                                          --------      --------
Net loss before extraordinary item                                            (816)       (3,245)

Extraordinary item-gain on troubled debt restructuring,
 net of taxes of $558 (Note 3)                                                 837          --
                                                                          --------      --------

Net income (loss)                                                         $     21      ($ 3,245)
                                                                          ========      ========

                                        Lanxide Corporation
                               Consolidated Statement of Operations
                           (Amounts in thousands, except per share data)
                                           (continued)


                                                                        Year Ended September 30,
                                                                        ------------------------
                                                                             1998          1997
                                                                          --------      --------
Gain on redemption of  subsidiary's preferred stock                           --             680

Dividends on mandatorily redeemable
preferred stock                                                                 (3)          (30)
                                                                          --------      --------

Net income (loss) applicable to common shareholders                       $     18      $ (2,595)
                                                                          ========      ========


Net loss per share before extraordinary item-basic and diluted            $  (0.62)     $  (1.96)

Extraordinary item per share-basic and diluted                                0.63          --
                                                                          --------      --------

Net income (loss) per share-basic and diluted                             $   0.01      $  (1.96)
                                                                          ========      ========


   The accompanying notes are an integral part of these financial statements.

                                                         Lanxide Corporation
                                           Consolidated Statement of Shareholders Deficit
                                            (Dollars in thousands, except per share data)



                                                     Series A                         Series G                        Series H
                                                  preferred stock                  preferred stock                 preferred stock
                                            --------------------------      --------------------------     -------------------------
                                              Number                           Number                         Number
                                            of shares         Amount         of shares         Amount       of shares        Amount
                                            ----------      ----------      ----------      ----------     ----------     ----------
Balance, September 30, 1996                  1,109,161      $       11
Redemption of preferred stock                   (7,478)
Exercise of stock options
Sale of preferred stock and warrants                                            20,000            --
Translation adjustment
Gain on redemption of subsidiary's
     preferred stock
Net loss
Preferred stock dividends
                                            ----------      ----------      ----------      ----------     ----------     ----------
Balance, September 30, 1997                  1,101,683              11          20,000            --             --             --
Exchange of Series G preferred stock for                                       (20,000)           --           20,000
  Series H preferred stock (See note 3)
Translation adjustment
Release of translation adjustment (Note 3)
Net income
Preferred stock dividends
                                            ----------      ----------      ----------      ----------     ----------     ----------
Balance, September 30, 1998                  1,101,683      $       11            --        $     --           20,000     $     --
                                            ==========      ==========      ==========      ==========     ==========     ==========

                                                         Lanxide Corporation
                                           Consolidated Statement of Shareholders Deficit
                                            (Dollars in thousands, except per share data)
                                                             (continued)


                                                   Common Stock
                                            -------------------------     Additional                     Cumulative
                                               Number                      paid- in      Accumulated     translation
                                             of shares       Amount         capital         deficit       adjustment        Total
                                            ----------     ----------      ----------     ----------      ----------     ----------
Balance, September 30, 1996                  1,325,595     $       13     $  188,480     ($ 197,626)     $    1,226     ($   7,896)
Redemption of preferred stock                                                    (34)                                          (34)
Exercise of stock options                            3             --                                                           --
Sale of preferred stock and warrants                                           1,880                                         1,880
Translation adjustment                                                                                         (306)          (306)
Gain on redemption of subsidiary's
     preferred stock                                                             680                                           680
Net loss                                                                                      (3,245)                       (3,245)
Preferred stock dividends                                                                        (12)                          (12)
                                            ----------     ----------      ----------     ----------      ----------     ----------
Balance, September 30, 1997                  1,325,598             13         191,006       (200,883)            920         (8,933)
Exchange of Series G preferred stock for                   --             --
  Series H preferred stock (See note 3)
Translation adjustment                                                                                           (47)           (47)
Release of translation adjustment (Note 3)                                                                      (873)          (873)
Net income                                                                                        21                             21
Preferred stock dividends                                                                         (3)                            (3)
                                            ----------     ----------      ----------     ----------      ----------     ----------
Balance, September 30, 1998                  1,325,598     $       13      $  191,006     ($ 200,865)     $     --       ($   9,835)
                                            ==========     ==========      ==========     ==========      ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                                     Lanxide Corporation
                            Consolidated Statement of Cash Flows
                                   (Amounts in thousands)


                                                                   Year Ended September 30,
                                                                   ------------------------
                                                                        1998         1997
                                                                      -------      -------
Cash flows from operating activities:
Net income (loss)                                                     $    21      ($3,245)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
 Depreciation and amortization                                          1,110        1,909
 Non-cash revenues (Note 3)                                            (4,800)        --
 Loss on sale of affiliates                                               332         --
 Gain on redemption of debt                                            (1,395)        --
 Write-off of investment in affiliate                                     377         --
 Minority allocation of operating income (loss)                          (274)         817
 Loss (Gain) on the sale of equipment                                      64          (80)
 Other non-cash charges                                                   268         --
 Change in assets and liabilities, net of sale of subsidiaries:
   Decrease in receivables                                                804          327
   Decrease (increase) in inventories                                   1,226       (1,094)
   Decrease in other assets                                               525          117
   (Decrease) increase in accounts payable and accrued expenses          (678)       1,370
   Decrease in deferred revenue and deferred credit                      (203)         (31)
   Increase (decrease) in other liabilities                                (5)         147
                                                                      -------      -------
Net cash provided by (used in) operating activities                    (2,628)         237

Cash flows from investing activities
 Cash held by subsidiaries at time of disposition                      (1,105)        --
 Capital additions                                                       (304)        (704)
 Proceeds from the sale of equipment                                      466          117
                                                                      -------      -------
    Net cash used in investing activities                                (943)        (587)


                                     Lanxide Corporation
                            Consolidated Statement of Cash Flows
                                   (Amounts in thousands)
                                        (continued)


                                                                   Year Ended September 30,
                                                                   ------------------------
                                                                        1998         1997
                                                                      -------      -------
Cash flows from financing activities
  Issuance of preferred stock, net                                       --          1,880
  Redemption of a subsidiary's preferred stock                           --         (4,000)
  Proceeds from issuance of debt obligations                             --          3,825
  Repayment of debt obligations                                          (190)        (445)
                                                                      -------      -------
    Net cash provided by (used in) financing activities                  (190)       1,260

Effect of exchange rate translations                                      (47)        (476)
                                                                      -------      -------

Net (decrease) increase in cash and cash equivalents                   (3,808)         434

Cash and cash equivalents, beginning of period                          3,892        3,458
                                                                      -------      -------

Cash and cash equivalents, end of period                              $    84      $ 3,892
                                                                      =======      =======

Supplemental disclosure of cash flow information
  Cash paid during the year for:
       Interest                                                       $   788      $ 1,361
                                                                      =======      =======
       Taxes                                                          $   150      $   120
                                                                      =======      =======


   The accompanying notes are an integral part of these financial statements.

LANXIDE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS,
             SIGNIFICANT ACCOUNTING POLICIES
             AND LIQUIDITY:

Organization and business:

Lanxide Corporation (the Company) is engaged in the development and commercialization of a new class of proprietary materials called LANXIDE(TM) reinforced ceramics and metals and CERASET(TM) ceramers (collectively LANXIDE(TM) technology). The Company develops and commercializes LANXIDE(TM) technology using its own resources as well as the resources of a select number of licensees. In 1995, the Company began receiving fees for licensing its technology in certain specific market sectors by product and geography.

During 1998, the Company sold its ownership interests in Lanxide Armor Products, Inc. (LAP), Lanxide Electronic Components, Inc .(LEC), Lanxide K.K. and DuPont Lanxide Composites, Inc. (DLC) which resulted in a significant reduction in the operating revenues and net assets of the Company (See Note 3).

Significant accounting policies:

Liquidity - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has significant ongoing investment in product development and commercialization activities and continues to incur losses from operations.

The Company's immediate cash needs are being met through cash reserves and working capital from operations. However, the Company remains critically dependent on generating additional cash in the near term to sustain its current operations. Presently the Company does not have sufficient cash resources to meet its requirements in fiscal 1999. Potential sources of cash include new licensing arrangements and/or other alternative financing. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned affiliates. Transactions with majority-owned affiliates are eliminated in consolidation.

Investment in affiliates - Investment in affiliates of less than twenty percent ownership are recorded at cost. In fiscal 1998, the Company sold 2 of its investments in affiliates as discussed in Note 3.

Minority allocation of operating (income) loss - Operating income and losses are allocated to minority owners of the Company's consolidated affiliates pursuant to certain agreements between the Company and its commercial venture partners.

Inventories - Inventories are valued at the lower of cost (primarily average cost) or market and consist of the following as of September 30:

                                                         (Dollars in thousands)
                                                          1998             1997
                                                         ------           ------
Raw materials and supplies                               $    0              997
Work in process                                               0            1,399
Finished goods                                                0              640
                                                         ------           ------
                                                         $    0           $3,036
                                                         ======           ======


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

Deferred credit - The gain on the sale and subsequent leaseback of the Company's Marrows Road facility has been deferred and is being amortized over 20 years.

Product development and engineering - Product development and engineering costs are expensed as incurred.

Translation of foreign currency - The financial position and results of operations of Lanxide K.K., the Company's former majority-owned Japanese affiliate (See Note 3), were measured using Japanese yen as the functional currency. Revenues and expenses of such affiliate were translated at the average exchange rate. Assets and liabilities were translated at the year-end rate of exchange. Translation gains and losses were recorded as a separate component of shareholders' equity.

Financial Instruments - Financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, are recorded at cost, which approximates fair value. At September 30, 1998, the Company estimates the fair value of its long-term debt to be minimal due to the lack of liquidity of the Company and the substantial doubt about the Company's ability to continue as a going concern.

Cash and cash equivalents - Included in the cash balances at September 30, 1997 was $2.4 million held by Lanxide K.K., a consolidated subsidiary, which was not available for general use by Company. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Research and Development - Research and development expenditures are charged to operations as incurred.

Reclassifications - Certain prior year amounts have been reclassified to conform with current year presentations.

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

New Accounting pronouncements - In 1997, The Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards (SFAS) No.129, "Disclosure of Information About Capital Structure," effective for periods ending after December 15, 1997 and has not had a material impact on the financial statements or related disclosures of the Company.

In 1997 the FASB also issued SFAS 130, "Reporting on Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital on the balance sheet.

Also in 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related information," effective for fiscal years beginning after December 15, 1997.

The Company does not anticipate that SFAS 130 or SFAS 131 will have a material impact on the financial statements or related disclosures made by the Company.


Note 2 - EARNINGS PER SHARE

All earnings per share reflect the implementation of SFAS 128, which established new standards for computing and presenting earnings per share and which required all prior period earnings per share data be restated to conform with the provisions of the statement. Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

                                                                     Years Ended September 30,
                                                                   ----------------------------
                                                                      1998              1997
                                                                   -----------      -----------
                                                                      (Dollars in thousands,
                                                                       except per share data)

Net loss before extraordinary item                                 $      (816)     ($    3,245)
Dividends on mandatorily redeemable preferred stock                         (3)             (30)
Gain on redemption of subsidiary's preferred stock                         680
                                                                   -----------      -----------
Net loss applicable to common stockholders before
  extraordinary item                                               $      (819)     $    (2,595)
Extraordinary item-gain on troubled debt restructuring                     837          _______
                                                                                    -----------
Net income (loss) applicable to common shareholders                $        18      $    (2,595)
                                                                   ===========      ===========


Weighted average common shares outstanding (basic)                   1,325,598        1,325,598

Employee stock options                                                     (A)              (A)
Warrants to purchase common shares                                         (A)              (A)
Convertible preferred stock                                                (A)              (A)
                                                                   -----------      -----------
Weighted average common shares outstanding (diluted)                 1,325,598        1,325,598
                                                                   ===========      ===========

Net loss per share before extraordinary item-basic and diluted     $     (0.62)     $     (1.96)

Extraordinary item per share-basic and diluted                     $      0.63      $      --
                                                                   -----------      -----------
Net income (Loss) per share-basic and diluted                      $      0.01      $     (1.96)
                                                                   ===========      ===========


(A) Due to the Company's net loss before extraordinary item in 1998 and 1997, the incremental shares issueable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.


Note 3 - SIGNIFICANT TRANSACTIONS

Termination of Employees

         On February 3, 1998, the Company terminated substantially of its employees, as well as those of three of its subsidiaries located at the Company's Newark, Delaware offices, as a result of its inability to secure adequate funding to continue its operations. The Company subsequently hired back approximately 30 employees and has restructured its operations.

Transfer of Subsidiaries: LAP and LEC

In 1992, E.I DuPont de Nemours and Company, Inc. (DuPont) entered into an agreement with PNC Bank (PNC), pursuant to which DuPont agreed to guarantee the Company's obligations to PNC under a Revolving Credit and Term Note in the original principal amount of $5,970,000 (the PNC Bank Loan). In consideration for DuPont's guarantee, the Company and DuPont had entered into a Loan Guarantee Letter Agreement (as amended, the Guarantee Agreement), pursuant to which the Company granted to DuPont, as collateral, an option (the Option) to acquire all of the outstanding common equity securities of Lanxide Armor Products, Inc.
(LAP) and Lanxide Electronic Components, Inc. (LEC). DuPont's exercise of the Option would release the Company from all obligations and liabilities under the PNC Bank Loan. Under the terms of the Guarantee Agreement, the Option would become exercisable by DuPont upon the Company's notification to DuPont of the Company's inability to meet its obligations under the PNC Bank Loan.

In a letter agreement entered into between the Company and DuPont, dated February 6, 1998, the Company notified DuPont that the Company would not meet its obligations under the PNC Bank Loan. Accordingly, the Company consented to DuPont's assignment of its right to exercise the Option to DHB Capital Group, Inc. (DHB) and DuPont agreed to repay the Bank all amounts owed by the Company to the Bank under the PNC Bank Loan.

Concurrent with the assignment of the Option by DuPont to DHB, the Company entered into a Transfer Agreement, dated February 6, 1998 (the Transfer Agreement), by and among the Company, DHB, LAP, LEC and Lanxide Technology Company, L.P. (LTC), pursuant to which DHB elected to exercise the Option and, accordingly, the Company transferred to DHB all of the outstanding common equity securities of LEC and LAP. Pursuant to the Transfer Agreement, LEC and LAP have each amended their existing license agreements with LTC to provide royalties to LTC on future sales by LEC and LAP relating to the Company's technologies.

In connection with the transfer of LEC and LAP to DHB and the release of the Company from the PNC Bank Loan, the Company recorded a loss on the sale of affiliates of $1,679,000 and a gain on troubled debt restructuring of $940,000.

Transactions with Kanematsu Corporation

In May 1992, the Company and Kanematsu Corporation (Kanematsu) entered into an agreement to commercialize products of Lanxide technology in Japan by the formation of a commercial venture, Lanxide K.K.

Lanxide K.K. was owned 65% by the Company and 35% by Kanematsu and has been granted an exclusive license to make, use and sell products in Japan (other than products licensed on a worldwide basis to commercial ventures initially formed with DuPont), using LANXIDE(TM) technology. A significant portion of Lanxide K.K.'s operating costs consist of services provided by Lanxide and its other U.S. subsidiaries.

In April 1994, Kanematsu agreed to provide the Company with a $10.0 million line of credit (see Note 9). Concurrent with Kanematsu providing the line of credit, the Company and Kanematsu revised the royalty sharing arrangements to give Kanematsu 48% of the royalties from Lanxide K.K. compared with 20% under the original arrangements. The agreement also provided that Lanxide K.K. would purchase its raw materials from the Company.

On April 1, 1998 the Company entered into a memorandum agreement with Kanematsu to restructure the $10 million note payable (Capital Loan) that had been scheduled to mature in December 1998.

On April 10, 1998, as amended July 10, 1998, Kanematsu transferred $1,960,000 of the Capital Loan to a new equipment installment loan. The equipment loan is payable in equal monthly installments through May 2006 and bears interest at LIBOR plus 2%. The loan is collateralized by specifically identified fixed assets of the Company (See Note 9).

On July 10, 1998, the Company entered into a restructuring agreement for the remaining Capital Loan. In connection with the agreement, the Company transferred its 65% interest in Lanxide K.K. to Kanematsu. The fair market value of the Company's interest in Lanxide K.K. of $1,114,000 was applied directly as a reduction to the Capital Loan. The Company recorded a gain on the sale of affiliates of $847,000 in connection with the transfer, inclusive of the $873,000 balance in foreign currency translation adjustment account, a separate component of shareholders' deficit. Pursuant to the agreement, 50% of certain license revenues generated by the Company in the future must be used to reduce the outstanding balance on the loan. In addition, the Company has agreed to sell its surplus equipment and apply the proceeds from such sales to reduce the loan principal.

The restructured capital loan is payable in monthly installments over a seven year period commencing April 1, 1999. During the moratorium of principal payments in effect until that date, the Company is required to make nine payments of $5,000 each toward interest on the loan. The interest rate on the loan was reduced as of July 1, 1998 from LIBOR plus 2% to the Japanese Yen Long Term Prime Rate of the Industrial Bank of Japan plus 1% (See Note 9).

Transactions with Commodore Environmental Services, Inc.

On July 3, 1997, the Company entered into a Securities Purchase Agreement (the Agreement) with Commodore Environmental Services, Inc. (Commodore), pursuant to which the Company sold to Commodore 20,000 shares of Series G Preferred Stock at an aggregate purchase price of $2.0 million. The Series G Stock was not convertible and was not entitled to vote or to receive dividends.

Pursuant to the Agreement, the Company also issued Commodore a warrant to purchase 250,000 shares of Series F Preferred Stock, at an exercise price of $100 per share. The warrant could have been exercised, in whole or in part, by the exchange of the shares of Series G Preferred Stock acquired by Commodore pursuant to the Agreement for a like number of shares of Series F Preferred Stock. The warrant agreement was scheduled to expire on June 30, 2000. In the event that the Company consummated a financing under a Superior Offer as described in the Securities Purchase Agreement after August 27, 1997, the Company could redeem for $0.001 per warrant share that portion of the warrant that had not been exercised.

The terms of the Series F Stock included, among other things, (a) the right to convert into shares of Common Stock at a rate, subject to adjustment, of 13.5 shares of common stock for each share of Series F Stock; (b) a mandatory conversion by the holders upon certain events, including the sale by the Company of at least $10 million of Company securities in a public offering or a private placement prior to the time that Commodore exercises at least $10 million of the Warrant and (c) the right to elect four of the seven members of the Board of Directors of the Company. The Series F Stock was entitled to vote, but not entitled to receive dividends.

Also in July 1997, Commodore obtained effective control of the Company pursuant to a voting agreement among the Company and certain of its shareholders (the Voting Agreement) which was executed in connection with the transactions contemplated by the Securities Purchase Agreement mentioned above. Pursuant to the Voting Agreement, shareholders owning 50.1% of the outstanding common stock granted proxies to the members of the Board of Directors of Commodore to vote all shares of common stock held by each such shareholder until December 31, 1998.

On March 5, 1998 the Company entered into a series of transactions with Commodore and certain of its subsidiaries pursuant to which, among other things, Commodore paid $500,000 cash and its subsidiaries agreed to cancel $4,500,000 in indebtedness and $300,000 in accrued interest to subsidiaries of Lanxide (which was guaranteed by Lanxide) in exchange for the issuance of a royalty-bearing license to use CERASET (TM) on a worldwide basis, excluding Japan (the "License"). The License, which was issued pursuant to the terms of a Settlement and Release agreement (the "Release Agreement"), grants Commodore certain business and technology rights that do not conflict with the rights of Lanxide's other licenses, or future licenses in the fields for metal matrix composites and ceramic matrix composites. Based on management's assessment of the fair value of the license, the Company recognized license revenue of $5,300,000 associated with this transaction.

In connection with the issuance of the License, Lanxide and Commodore amended the Securities Purchase Agreement, such that (i) Lanxide and Commodore each agreed to exchange all of the issued and outstanding shares of Series G Preferred Stock for an equal number of Series H Preferred Stock of Lanxide, (ii) Commodore's right to purchase additional shares of Series G Preferred Stock pursuant to the terms of the original purchase agreement was cancelled; (iii) Lanxide issued warrants to Commodore for the purchase of up to 270,000 shares of Lanxide's common stock, at an exercise price of $7.41 per share; and (iv) Commodore's right to purchase 250,000 shares of Series F Preferred Stock pursuant to the previously described warrant was canceled. The Series H Preferred Stock does not pay dividends and is not convertible, however, it carries a liquidation preference of $2,000,000. In addition, holders of the Series H Preferred Stock may utilize such securities to satisfy the exercise price of the warrants described in item (iii) above based on the liquidation value of the preferred stock.

Sale of  DLC

On December 29, 1997, Lanxide K.K. agreed to loan $1.8 million to the Company. The Lanxide K.K. Loan was to mature on January 31, 1998 and bore interest at the rate of 6% per annum. Upon an event of default under the Lanxide K.K. Loan, the Company was required to transfer to Lanxide K.K. its 10% ownership in DuPont Lanxide Composites, Inc. (DLC). The loan came due and the Company negotiated an assignment and transfer with Lanxide K.K. on April 1, 1998 to settle the outstanding balance. As a result of the settlement, the Company's interest in DLC was transferred to Lanxide KK on June 23, 1998 in full satisfaction of the loan. In connection with the transfer of DLC to Lanxide KK, the Company recorded a gain on the sale of affiliates of $175,000 and a gain on troubled debt restructuring of $455,000.

Subsequently in 1998, Lanxide K.K. sold DLC to AlliedSignal, Inc. for $500,000. Pursuant to the terms of the Lanxide K.K. transfer agreement with Kanematsu, Lanxide received $325,000 (65%) of the sales price which was recorded as a gain on the sale of affiliates and applied directly against the Kanematsu Capital Loan.

Write off of investment in Alanx Wear Solutions, Inc. (Alanx)

Due to the continued significant losses incurred by Alanx, the Company's investment of $377,000 in this 10% owned affiliate was written off in fiscal 1998.

Transactions with Nihon Cement

On November 30, 1993, Nihon Cement Co., Ltd. (Nihon Cement) purchased 500,000 shares of Redeemable Convertible Preferred Stock in Alanx, a wholly owned subsidiary of the Company, for $4.0 million. Nihon Cement had the option to convert the preferred stock into common stock at any time prior to the first anniversary of the sale. Nihon Cement elected not to convert and Alanx was obligated to redeem the preferred stock ratably over a five year period beginning in November 1999. At September 30, 1996, the preferred stock was classified as a minority interest in the accompanying consolidated balance sheet. In November 1996, the Company repurchased the $4.0 million of the preferred stock from Nihon Cement. The Company also recognized a $680,000 gain on the repurchase of the preferred stock as a direct credit to additional paid-in capital.

In October 1996, the Company signed a non-exclusive license agreement with AKN for the manufacture, use and sale of brake components in Southeast Asia and Oceania. AKN was a newly created joint venture of three global companies headquartered in Japan: Akebono Brake Industry, Co., Ltd. (Akebono); Kanematsu, and Nihon Cement. Also in October 1996, the joint venture purchased a license from Lanxide K.K. for the manufacture, use and sale of brake products in Japan. In addition to license payments, the agreements also require AKN to pay royalties on all sales of licensed products. A separate agreement between Akebono, Nihon Cement and the Company provides for a joint development program whereby the Company will be reimbursed $4.0 million for development work performed over a two year period. At September 30, 1998, $217,000 is included in deferred revenue related to this program.

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

Summary of gain/loss on sales of affiliates and troubled debt restructuring

The following table summarizes the above described gains and losses on the sale of affiliates and troubled debt restructuring related to the sale of LEC and LAP, Lanxide K.K. and DLC for the year ended September 30, 1998:

                                                 Gain (Loss) on         Gain on Troubled
                                               Sale of Affiliates     Debt Restructuring
                                               ------------------     ------------------
                                                         (Dollars in thousands)
Sale of LEC and LAP to DHB                          $(1,679)                 $  --
Forgiveness of PNC loan related to sale
  of LEC and LAP                                       --                        940
Sale of DLC from Lanxide to Lanxide K.K                 175
Forgiveness of debt owed to Lanxide K.K
  after intercompany eliminations                      --                        455
Lanxide portion of sale of DLC from Lanxide K.K
  to AlliedSignal                                       325
Sale of interest in Lanxide K.K. to Kanematsu           847
                                                    -------                  -------
Total                                               $  (332)                 $ 1,395
                                                    =======                  =======

NOTE 4 - PROPERTY AND EQUIPMENT:

                                                            (Dollars in thousands)
                                                                 September 30,                     Estimated
                                                          1998                  1997              useful lives
                                                       -----------           -----------          ------------
      Leasehold improvements                           $     1,591           $     3,080          12-20 Years
      Machinery and equipment                               10,406                19,724           5-10 Years
      Furniture and fixtures                                   535                   539             10 Years
                                                       -----------           -----------
                                                            12,532                23,343
      Accumulated depreciation                             (10,315)              (13,662)
                                                       -----------           -----------
                                                       $     2,217           $     9,681
                                                       ===========           ===========

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                (Dollars in thousands)
                                                     September 30,
                                               -----------------------
                                               1998             1997
                                              ------           ------
                Accounts payable               $1,042           $2,481
                Compensation-related costs          0              594
                Other                             359            1,162
                                               ------           ------
                                               $1,401           $4,237
                                               ======           ======

NOTE 6 - INCOME TAXES:

Deferred income taxes are provided based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The provision for income taxes for the year ended September 30 results in an effective tax rate which differs from the federal income tax rate as follows:

                                                          (Dollars in thousands)
                                                           1998           1997
                                                          -------       -------
Expected tax benefit at federal statutory rate            $  (416)      $(1,063)
Excluded foreign subsidiary (income) loss                      93          (516)
Loss of NOL's, R&D credits and other changes
  in connection with sale of affiliates                     6,368          --
Changes in valuation allowance                             (6,614)        1,607
Foreign tax withheld on foreign source income                 150           120
Other                                                          11           (28)
                                                          -------       -------
Income tax (benefit) expense                              $  (408)      $   120
                                                          =======       =======

As of September 30, 1998 and 1997, the Company has net deferred tax assets of approximately $26.5 million and $33.7 million, respectively, which have been fully reserved through a valuation allowance due to the uncertainty of recoverability. The components of the net deferred income tax asset as of September 30 are as follows:

                                                         (Amounts in thousands)
                                                            1998          1997
                                                         --------      --------
         Federal Net Operating Loss Carryforwards        $ 13,015      $ 16,425
         State Net Operating Loss Carryforwards             3,064         4,303
         Capitalized Costs                                  6,185         8,565
         Tax Credit Carryforwards                           3,196         3,892
         Deferred Revenue                                     243           395
         Deferred Compensation                                775           777
         Other                                                210           435
                                                         --------      --------
           Gross Deferred Tax Asset                        26,688        34,792
                                                         --------      --------

         Excess of tax over book depreciation                (200)       (1,132)
                                                         --------      --------
           Gross Deferred Tax Liability                      (200)       (1,132)
                                                         --------      --------

         Net Deferred Tax Asset                            26,488        33,660
         Valuation Allowance                              (26,488)      (33,660)
                                                         --------      --------
         Deferred Tax Asset                              $   --        $   --
                                                         ========      ========

The Company has federal net operating loss carryforwards of approximately $40.3 million at September 30, 1998 which expire in varying amounts beginning in 1999 through 2012. The Company also has comparable state net operating loss carryforwards. As specified in the Internal Revenue Code, certain ownership changes would result in limitations on the Company's ability to utilize its net operating loss carryforwards. At September 30, 1998, the Company had research and development tax credit carryforwards of approximately $3.2 million expiring through 2012. An additional $558 was released from the valuation allowance to offset a like amount of tax liability recorded on the extraordinary gain.

NOTE 7 - SIGNIFICANT CUSTOMERS AND FOREIGN OPERATIONS:

Significant Customers

During fiscal 1997, 5% of revenues were derived from the U.S. Government. In fiscal 1998, revenues from six customers accounted for approximately 52% of total revenues. In fiscal 1997, revenues from one customer accounted for approximately 39% of total revenues.

Foreign Operations

The following financial data is presented to provide additional information on the Company's foreign operations.

                                                            (Dollars in Thousands)
                                                United States        Japan         Consolidated
                                                -------------        -----         ------------
Year ended September 30, 1998
Total Revenues                                    $   11,479       $    4,643        $   16,122
                                                  ==========       ==========        ==========

Net income (loss) before extraordinary item       $      (34)      $     (782)       $     (816)
                                                  ===========      ==========        ==========

Identifiable Assets at September 30, 1998         $    2,539       $        -        $    2,539
                                                  ==========       ==========        ==========

                                                United States        Japan         Consolidated
                                                -------------        -----         ------------
Year ended September 30, 1997
Total Revenues                                    $   20,503       $    5,926        $   26,429
                                                  ==========       ==========        ==========

Net income (loss) before extraordinary item       $   (5,579)      $    2,334        $   (3,245)
                                                  ===========      ==========        ==========

Identifiable Assets at September 30, 1997         $   15,689       $    4,828        $   20,517
                                                  ==========       ==========        ==========

NOTE 8 - RELATED PARTY TRANSACTIONS:

The Company previously performed research and development activities on behalf of its affiliates. Included in research and development contract revenue are $75,000 and $900,000 for the years ended September 30, 1998 and 1997 respectively, related to revenue from unconsolidated affiliates.

In addition, the Company previously allocated certain administrative and facility charges to its affiliates. Costs allocated to unconsolidated affiliates are reflected as a reduction of selling, general and administrative expenses and totaled $147,000 and $637,000 for the years ended September 30, 1998 and 1997 respectively.

At September 30, 1997, the Company owed $163,000 in interest payments on loans from Commodore Environmental Services, Inc. and Commodore Applied Technologies, Inc. (See Note 3).

NOTE 9 - LONG-TERM DEBT:

                                                                        (Dollars in thousands)
                                                                             September 30,
                                                                        ----------------------
                                                                          1998          1997
                                                                        --------      --------


Notes payable to Kanematsu (See Note 3)                                 $  8,559      $ 10,000

Note payable to PNC Bank guaranteed by DuPont (See Note 3)                  --
                                                                                         5,900

Secured revolving credit and demand note to Commodore Applied
 Technologies, Inc. (See Note 3)                                            --           1,500

Secured revolving credit and demand note to Commodore Environmental
  Services, Inc. (See Note 3)                                               --           3,000

Capital leases                                                               280           468
                                                                        --------      --------

   Total debt                                                              8,839        20,868
      Less:  Current portion                                                (685)       (6,789)
                                                                        --------      --------

Long-term debt                                                          $  8,154      $ 14,079
                                                                        ========      ========

The note payable to Kanematsu includes a capital loan with a balance of $6,664,000 and an equipment installment note with a balance of $1,895,000 at September 30, 1998. The capital loan is payable in equal monthly installments over a seven year period, commencing April 1, 1999 and bears interest at the Japanese Yen long term prime rate of the Industrial Bank of Japan plus 1% (an effective rate of 3.5% at September 30, 1998). The equipment installment note is payable in equal monthly installments and matures on April 10, 2006. The equipment loan bears interest at LIBOR plus 2%, adjusted on a quarterly basis (an effective rate of 8% at September 30, 1998).

The principal payments due on the debt outstanding at September 30, 1998 are as follows:

                                            (Dollars in thousands)
                 Fiscal Year Ended            Principal Payments
                 -----------------            ------------------
                      1999                        $       685
                      2000                              1,144
                      2001                              1,199
                      2002                              1,218
                      2003                              1,224
                      Thereafter                        3,369
                                                  -----------
                                                  $     8,839

The loan from PNC Bank was cancelled on the transfer of ownership of LEC and LAP to DHB on February 6, 1998. The interest rate was at prime. The loans from Commodore Applied Technologies, Inc. and Commodore Environmental Services, Inc. were repaid by the granting of a license to Commodore Environmental Services, Inc The interest rate on these loans was at Prime (See Note 3).

NOTE 10 - COSTS AND EXPENSES:

The following are included in operating costs:

                                                  (Dollars in thousands)
                                              For the Year ended September 30,
                                              --------------------------------
                                                  1998                1997
                                              -----------          -----------
           Patent expenses - external         $       374          $       595
           Depreciation and amortization            1,110                1,909


NOTE 11 - SHAREHOLDERS' EQUITY AND
             RELATED ITEMS:

Common Stock

The Company has 25,000,000 authorized shares of voting common stock with $0.01 par value and has issued and outstanding 1,325,598 shares

Preferred Stock

The Company has 15,000,000 authorized shares of preferred stock of which 1,101,683 Series A non-voting shares are issued and outstanding. Each share of Series A preferred stock is convertible into approximately 0.372 shares of common stock and has an annual dividend of $3.20 commencing January 1, 2001. The dividend is cumulative thereafter, subject to a limitation of 50% of net income. The Series A preferred stock has a liquidation preference of $88,135,000.

On October 3, 1995, the Company sold 26,100 shares of mandatorily redeemable Series E Preferred Stock to an existing common shareholder for $261,000. The Series E Preferred Stock pays a cumulative dividend at the rate of 7% per annum when, as and if declared by the Board of Directors. Each outstanding share of Series E Preferred Stock is mandatorily redeemable by the Company at $10 per share, plus accrued but unpaid dividends out of assets legally available therefor on October 3, 2000. The carrying amount of the Series E Preferred Stock is being accreted up to the redemption value over the five-year term. In connection with the initial sale of preferred stock, the Company issued a warrant to purchase 58,763 shares of common stock, at an exercise price of $4.50 per share, for a period expiring January 1999.

The Company has issued and outstanding 20,000 non-voting shares of Series H Preferred Stock which has a liquidation preference of $2,000,000 (See Note 3).

Adoption of New Stock Option Plan

On March 5, 1998 the Board of Directors approved the 1998 Stock option Plan (the 1998 Plan) for employees of the Company. Under the 1998 Plan, options may be granted to employees and certain consultants of the Company to acquire not more than 1,000,000 shares of common stock. Options under the Plan will be primarily incentive stock options, but some number of non-qualified stock options may also be issued. The stock option price is equal to 100% of the fair market value of the common stock on the grant date. During 1998, the stock options had an average exercise price of $1.00. The Board has discretion in determining the term and vesting period of the option up to a maximum of ten years. The stock options issued in 1998 under the 1998 Plan are scheduled to vest over eighteen to twenty-seven month periods commencing on the date of the grant.

Options granted under the 1995 Plan were converted into stock options under the 1998 Plan for all existing employees at the time the 1998 Plan became effective. A minimal number of options under the 1995 Plan remain outstanding, held by former employees.

1995 Director Stock Option Plan

In December 1995, the Board of Directors approved the 1995 Director Stock Option Plan (the 1995 Director Plan). The 1995 Director Plan authorized the grant of options to purchase up to 25,000 shares of Common Stock. In December 1995, each director that was not an employee of the Company was granted an option to purchase 3,000 shares of Common Stock at an exercise price of $5.62 per share. One-twelfth of these options vest at the end of each three-month period following the date of grant. This Plan has been suspended.

Grant of Warrants

In December 1995, the Board of Directors approved the issuance to certain executive officers of warrants to purchase 66,000 shares of Common Stock. All of the warrants vest on the third anniversary of the date of grant and have an exercise price of $8.50. On July 3, 1997, pursuant to the terms of the Securities Purchase Agreement with Commodore, the Board of Directors approved the issuance to certain executive officers, warrants to purchase an additional 66,000 shares of Common Stock. In 1998, substantially all of the warrants were canceled and replaced with new options granted under the 1998 Plan for officers.

Summary of stock option activity of the employee stock option plans

                  1998 Stock Option Plan
                                                   1998
                                                 --------
Options outstanding at beginning of year                0
Granted                                           619,397
Exercised                                               0
Canceled                                          (16,000)
                                                 --------
Options outstanding at end of year                603,397
                                                 ========

Options exercisable at end of year                252,699

     Option exercise price at end of year        $   1.00

         1995 Stock Option Plan
                                                   1998             1997
                                                 --------         --------
Options outstanding at beginning of year          516,853          262,938
Granted                                                 0          260,993
Exercised                                               0                0
Canceled                                         (502,370)          (7,078)
                                                 --------         --------
Options outstanding at end of year                 14,483          516,853
                                                 ========         ========

Options exercisable at end of year                 14,483          170,436

Option exercise price (range) at end of year     $  5.625      $5.62-22.00


The Company has adopted the intrinsic value method of accounting for stock options and warrants under APB 25 with footnote disclosure of the proforma effects as if the FAS 123 fair value method had been adopted. Had compensation expense for the Company's employee stock options been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of FAS 123, the Company's net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                                     1998            1997
                                                                    ------         --------
         Net income (loss)                         As reported      $    21        $ (3,245)
                                                   Pro forma        $  (248)       $ (3,665)

         Basic and diluted income (loss) per share As reported      $   0.01       $  (1.96)
                                                   Pro forma        $  (0.19)      $  (2.27)

FAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon certain assumptions about the underlying stock. For 1998 the average expected dividend yield of the stock is zero, the average expected volatility is 60 percent, the average expected life of the options at grant date is 5 years, and the average expected risk-free rate of return is 5.6 percent calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options. For 1997, the average expected dividend yield of the stock was zero, the average expected volatility was 60 percent, the average expected life of the options was 6 years and the average expected risk free rate of return was 5.7 percent. The weighted average remaining contractual life of options and warrants outstanding at September 30, 1998 and 1997 was 4.5 and 9 years respectively. The weighted average fair values of options granted during 1998 and 1997 are $0.57 and $3.52 for the Company.

NOTE 12 - EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) Matched Savings Plan that permits eligible employees to defer and have the Company contribute a portion of their compensation on a pre-tax basis to the Plan. The Company shall make a 50% matching contribution up to 4% of a participant's compensation. Company contributions to the Plan were $90,000 and $202,000 in 1998 and 1997, respectively.

NOTE 13 - DEFERRED COMPENSATION PLAN:

The Company implemented a Deferred Compensation Plan for the period June 1993 to May 1994, whereby a portion of the employees' compensation was deferred and payable in June 1998, together with 12% interest compounded annually up to June 1, 1998. Payment is to be in cash or common stock at a rate of $25 per share. The stock has traded below $25 and management has commenced paying cash to the Plan participants on a 24 month payout schedule from June 1, 1998. The Company has the right to amend the Plan at any time solely at its discretion. Due to the limited liquidity of the Company, only three of the monthly installments have been paid and payments have been suspended pending the generation of sufficient cash flow to recommence payments under the Plan.

NOTE 14 - COMMITMENTS AND CONTINGENCIES:

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

On March 28, 1996, the Company sold the Marrows Road facility for $8.6 million. Concurrent with the sale, the Company entered into a noncancelable twenty-year operating lease with the Buyer with renewal options for another 20 years. The lease requires prepaid quarterly payments of $244,000 with inflation adjustments every five years, and is being accounted for as an operating lease.

Minimum annual operating lease payments were $1,276,000 and $1,253,000 for 1998 and 1997, respectively.

In addition to the Forge Drive and Marrows Road facilities, the Company leases certain machinery and equipment. Commitments for minimum rentals under all non-cancelable leases at the end of 1998 are as follows:

                                                                       (Dollars in thousands)
                                                               Capital                       Operating
          Fiscal Year Ended                                Lease Payments                 Lease Payments
          -----------------                                --------------                 --------------
                1999                                         $     86                    $    1,177
                2000                                               86                         1,180
                2001                                               86                         1,304
                2002                                               71                         1,315
                2003                                                                          1,315
             Thereafter                                                                      15,476
                                                             --------                    ----------
        Total minimum lease payments                              329                    $   21,767
                                                                                         ==========
        Less amount representing interest                          48
                                                             --------
        Present value of net minimum lease payments,
        including current maturities of $86                  $    281
                                                             ========

Property  and  equipment  at  year-end   includes  the  following   amounts  for
capitalized leases:


                                                            (Dollars in thousands)
                                                                1998       1997
                                                               -----      -----
Machinery and Equipment                                        $ 386      $ 447
Leasehold Improvements                                             0         68
                                                               -----      -----
                                                                 386        515
     Less:  Accumulated Depreciation and Amortization           (128)       (20)
                                                               -----      -----
                                                               $ 258      $ 495
                                                               =====      =====

Legal proceedings

There are a number of pending legal actions from vendors regarding claims on past due obligations. In addition, there are five legal actions from vendors regarding claims for past due obligations of approximately $150,000. The Company is also subject to certain purchase price adjustments related to the transaction with DHB (See note 3). As of September 30, 1998, the Company has recorded an accrual of $150,000 related to potential liabilities for these matters. In the opinion of management none of the claims are expected to have a material impact on the Company.

Note 15 - Subsequent Event:

On January 6, 1999 the Company closed its plant facility and terminated substantially all of its employees due to a liquidity shortfall. Unless the Company is able to sell additional licenses, equipment or lines of business in the immediate future, the Company may file for bankruptcy. The board of directors and management are currently considering these options.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth, as of September 30, 1998, certain information concerning the directors and executive officers of the Company:

                                                                                                            Year
                                                                                                            first
                                                                                                           elected
       Name                     Age                 Position                                              Director
       ----                     ---                 --------                                              --------
Marc S. Newkirk                  51      President, Chief Executive Officer and Director                    1983
Michael J. Hollins               54      Vice President, Corporate Development                              1998
Bentley J. Blum                  57      Director                                                           1983

MARC S. NEWKIRK founded the Company and has been its President since 1983 and its Chief Executive Officer since 1984. Mr. Newkirk is a past Chairman and President of the United States Advanced Ceramic Association, the trade association for the advanced ceramics industry. He is a member of The Council on Competitiveness. He is the inventor of numerous patented developments in materials processing systems.

MICHAEL J. HOLLINS has served as Vice President, Corporate Development, of the Company since its inception in 1983. From 1978 to 1983, Mr. Hollins was Operations Manager in charge of manufacturing, engineering and market development for SES Incorporated (SES), a Shell Oil Company venture in the field of solar energy conversion.

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

Pursuant to an amendment to the Company's Certificate of Incorporation which was adopted by the stockholders of the Company at its 1996 Annual Meeting of Stockholders, the Board of Directors is no longer divided into classes. Commencing with the next Annual Meeting of Stockholders, Directors will now be elected for one-year terms.

Board of Directors Committees

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Stock Option Committee.

Audit Committee

As of September 30, 1998, the Audit Committee consisted of Mr. Blum who is a non-employee director. The Audit Committee did not formally meet during the 1998 fiscal year. The Audit Committee evaluates the adequacy and effectiveness of the Company's administrative, operating and accounting policies and its internal accounting control system. It reviews and approves significant accounting changes and the annual financial statements.

Compensation Committee

The Compensation Committee currently also consists of Mr. Blum. The Compensation Committee determines and sets the annual compensation to be paid to the Company officers.

Stock Option Committee

The Stock Option Committee currently consists of Messrs. Newkirk and Hollins. The Stock Option Committee administers the Stock Option Plans as approved by the stockholders of the Company and determines each employee's participation in the plans. Mr. Blum approved the option grants for Messrs. Newkirk and Hollins.

ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth the annual and long-term compensation of the Chief Executive Officer and the four other most highly compensated executive officers of the Company for the fiscal years ended September 30, 1998, 1997 and 1996 (the Named Executives).

                                     TABLE I
              Summary of Compensation to Certain Executive Officers

                                                 Annual Compensation                 Long-Term Compensation
                                            -----------------------------        --------------------------------
                                                                                   Awards               Payouts
                                                                                 -----------         ------------
                                                                                 Securities            All Other
                                            Fiscal                               Underlying          Compensation
     Name and Principal Position             Year           Salary ($)(1)        Options (#)            ($)(2)
     ---------------------------             ----           -------------        -----------         ------------
     Marc S. Newkirk                        1998               $267,647            283,198              $9,016
        President and                       1997               $279,637            114,123              $5,421
        Chief Executive Officer             1996               $257,425            114,123              $6,021

     Michael J. Hollins                     1998               $138,197            106,199              $6,176
        Vice President                      1997               $148,810             18,605              $4,622
                                            1996               $136,423             18,605              $4,521


(1) Includes the following salary restoration adjustments in 1997 and 1996, respectively: $73,004 and $49,950 for Mr. Newkirk; $39,492 and $27,021 for Mr. Hollins;
(2) Represents interest earned on the Deferred Compensation Plan which is in excess of the maximum allowable federal rate of 7.79%, plus the Company's matching contributions under the Employee Savings Plan.


Salary Restoration Program

Due to the Company's ongoing cash needs, during the period ended March 20, 1995 through February 6, 1998, the officers of the Company agreed to a temporary 33% salary reduction. During fiscal 1995, the total amount of this salary reduction was approximately $160,000. Although this salary reduction remains in effect during that period, on December 8, 1995, the Board of Directors approved a salary restoration program. During each quarter of the fiscal year, the officers were eligible to receive restoration of their lost salary (the Restored Portion) to the extent that the operating income of the Company, excluding extraordinary items, was greater than $15,000 for the quarter, after giving effect to the restoration of the salaries. If the operating income in any quarter was insufficient to pay each participant's Restored Portion, then the Company was permitted to pay to the participants that amount of salary not previously restored, to the extent that the operating income of the Company, excluding extraordinary items, was greater than $60,000 for the fiscal year, after giving effect to the restoration of salaries.

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

                                    TABLE II
                      Option/SAR Grants in Last Fiscal Year



                                  # of Securities      Percent of total
                                    Underlying          options granted                                  Option
     Name                             Options           in fiscal year        Exercise Price         Expiration Date
     ----                             -------           --------------        --------------         ---------------
Marc S. Newkirk                       283,198                 40 %                 $1.00                03/05/03

Michael J. Hollins                    106,199                 15 %                   "                  03/05/03

Options Exercised in Fiscal Year 1998

The following table shows the number and value of stock options exercised by each of the Named Executives during fiscal year 1998, the number of all vested (exercisable) and unvested (not yet exercisable) stock options held by each Named Executive at the end of fiscal year 1998, and the value of all such options that were "in the money" (i.e., the market price of the Common Stock was greater than the exercise price of the options) at the end of fiscal year 1998.

                                    TABLE III
               Aggregated Option Exercises in Fiscal Year 1998 and
                          Fiscal Year End Option Values

                                                                        Number of
                                                                  Securities Underlying         Value of Unexercised
                                                                   Unexercised Options          In-the-Money Options
                                  Shares                          at End of Fiscal 1998         at End of Fiscal 1998
                                 Acquired          Value              Exercisable/                   Exercisable/
   Name                       on Exercise (#)   Realized ($)          Unexercisable                 Unexercisable
   ----                       ---------------   ------------          -------------                 -------------
Marc S. Newkirk..........          -0-               $0             141,599/141,599                      $0/$0
Michael J. Hollins.......          -0-                0              53,100/53,099                       $0/$0

COMPANY PLANS
1998 Stock Option Plan

In March 5, 1998 the Board of Directors approved the 1998 Stock option Plan (The 1998 Plan) for employees of the Company. Under the 1998 Plan, options may be granted to employees and certain consultants of the Company to acquire not more than 1,000,000 shares of common stock. Options under the Plan will be primarily incentive stock options, but some number of non-qualified stock options may also be issued. The stock option price is equal to 100% of the fair market value of the common stock on the grant date. During 1998, the stock options had an average exercise price of $1.00. The Board has discretion in determining the term and vesting period of the option up to a maximum of ten years. The stock options issued in 1998 under the 1998 Plan are scheduled to vest over eighteen to twenty-seven month periods commencing on the date of the grant. Options granted under the 1995 Plan were converted into stock options under the 1998 Plan for all existing employees at the time the 1998 Plan became effective. A minimal number of options under the 1995 Plan remain outstanding, held by former employees.

1995 Director Stock Option Plan

In December 1995, the Board of Directors approved the 1995 Director Stock Option Plan (the 1995 Director Plan). The 1995 Director Plan authorized the grant of options to purchase up to 25,000 shares of Common Stock. In December 1995, subject to stockholder approval, each director was granted an option to purchase 3,000 shares of Common Stock at an exercise price of $5.62 per share.
One-twelfth of these options vested at the end of each three-month period following the date of grant. Future directors will receive a prorated portion of the option to purchase 3,000 shares. A non-employee consultant was granted an option to purchase 3,000 shares of Common Stock with terms identical to the directors. The stockholders of the Company approved the 1995 Director Plan at the Annual Meeting of Stockholders held on February 28, 1996.

Grant of Warrants

In December 1995, the Board of Directors approved the issuance to certain executive officers of warrants to purchase 66,000 shares of Common Stock. All of the warrants vest on the third anniversary of the date of grant and have an exercise price of $8.50. On July 3, 1997, pursuant to the terms of the Securities Purchase Agreement with Commodore, the Board of Directors approved the issuance to certain executive officers, warrants to purchase an additional 66,000 shares of Common Stock. In 1998, substantially all of the warrants were canceled and replaced with new options granted under the 1998 Plan for officers.

Deferred Compensation Plan

The Company implemented a Deferred Compensation Plan for the period June 1993 to May 1994, whereby a portion of the employees' compensation was deferred and payable in June 1998, together with 12% interest compounded annually up to June 1, 1998. Payment is to be in cash or common stock at a rate of $25 per share. The stock has traded below $25 and management has commenced paying cash to the Plan participants on a 24 month payout schedule from June 1, 1998. The Company has the right to amend the Plan at any time solely at its discretion. Due to the limited liquidity of the Company, only three of the monthly installments have been paid and payments have been suspended pending the generation of sufficient cash flow to recommence payments under the Plan. The deferred compensation accrual as of September 30, 1998 and 1997 was, $1,372,000 and $1,377,000,
respectively.

401(k) Matched Savings Plan

The Company has a 401(k) Matched Savings Plan (the Employee Savings Plan) permitting eligible employees to defer and have the Company contribute a portion of their compensation on a pre-tax basis to the Employee Savings Plan. The Company may make a matching contribution of fifty cents for each dollar deferred by a participant up to 4% of a participant's total cash compensation. Company contributions to the Employee Savings Plan were $90,0000 and $202,000 in 1998 and 1997, respectively.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Below is a table setting forth the beneficial ownership as of December 12, 1998 of the Common Stock of the Company (on a common stock equivalent basis) by each of its officers, directors and each entity known by the Company to beneficially own five percent or more of any class of the Company's voting securities.

                                                                                      Number of        Percent of
   Title of Class            Name and Address of Beneficial Owner(1)                    Shares            Class
   --------------            ---------------------------------------                    ------            -----
   Common Stock              Commodore Environmental Services, Inc. (2)                 270,000            10.4%
                             Alcan (3)                                                  188,432            7.3
                             Marc S. Newkirk (4), (5), (6)                              356,381            8.3
                             Michael J. Hollins (4), (6), (7)                           118,478            2.5
                             Bentley J. Blum (4), (6), (8)                              657,492           25.4
                             All directors and executive officers                     1,132,351           36.2
                             as a group (eleven persons) (4),(5), (6), (7), (8)

   Series H Preferred Stock  Commodore Environmental Services, Inc.                      20,000            100

-----------------------

(1) Unless otherwise indicated, (i) the address of each of the beneficial owners is c/o Lanxide Corporation, 1300 Marrows Road, P.O. Box 6077, Newark, Delaware 19714-6077, (ii) all shares are owned directly, and
         (iii) each person has sole investment and voting power.
(2) Includes 270,000 shares of Common Stock from the exercise of common stock warrants issued to Commodore. Commodore's address is 150 East 58th Street, Suite 3400, New York, New York 10155.
(3) Consists solely of shares of the Company's Series A Preferred Stock, convertible at any time into the Company's Common Stock and includes 27,007; 96,865; and 64,560 shares of Series A preferred stock on as converted basis owned by Alcan Aluminium Limited, Alcan Aluminum
         Corporation and Alcan Automotive Castings, respectively. Alcan's address is 1188 Sherbrooke Street West, Montreal, Quebec, Canada H3A 3G2.
(4) Includes an aggregate of 60,534 shares of the Company's Series A Preferred Stock, convertible at any time into shares of the Company's Common Stock as follows: 36,869 shares for Mr. Newkirk, 2,279 shares for Mr. Hollins, 21,386 shares for Mr. Blum,.
(5) Includes shares owned by Mr. Newkirk's spouse, Karen H. Newkirk (2,487 shares); and minor children trusts dated 3/3/88 for the benefit of Corey E. Newkirk (1,827 shares) and Ross S. Newkirk (1,827 shares) and trust under agreement of Marc S. Newkirk dated 3/3/88 (66,773 shares) for which Mr. Newkirk has voting power.

(6) Includes the following options to purchase shares of the Company's Common Stock which are exercisable within 60 days, including: 141,599 shares for Mr. Newkirk, 53,099 shares for Mr. Hollins and 2,757 shares for Mr. Blum.
(7) Excludes shares beneficially owned by Kanematsu which are subject to the Voting Trust Agreement, dated as of May 28, 1992, between Kanematsu and Mr. Hollins, as voting trustee.
(8) Includes 41,088 shares owned by Mr. Blum's spouse, Laura Utley, as to which Mr. Blum disclaims beneficial ownership. Also includes warrants to purchase 58,763 shares of the Company's Common Stock exercisable until January 14, 1998. Mr. Blum's address is 150 E. 58th Street, Suite 3400, New York, New York 10155. Pursuant to the Voting Agreement, Mr. Blum and Ms. Utley are not entitled to vote the 574,586 shares of Common Stock owned by them.


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

During the latter part of 1996, Lanxide Performance Materials, Inc. (LPM) established an aggregate line of credit of $4.5 million with Commodore and its subsidiary, Commodore Applied Technology, Inc. LPM drew all available amounts under this line which bore interest at Citibank N.A.'s prime rate of interest and matured on February 28, 1998.

On March 5, 1998, the Company and Commodore entered into a settlement and Release agreement that terminated the voting trust thereby eliminating Commodore's potential vote on 3,769,329 shares. The Company on that same date also issued a technology license to a wholly-owned subsidiary of Commodore for $5,297,500 the proceeds of which were used in part to repay all the Commodore indebtedness of $4.5 million plus accrued interest of $297,500. Finally, on March 5, 1998, the Company and Commodore entered into an amendment to Securities Purchase agreement whereby all the Commodore warrants to purchase 250,000 shares of Series F preferred stock were cancelled and Warrants to purchase 270,000 shares of Common stock were issued and all the 20,000 shares of Series G preferred stock previously issued to Commodore were exchanged for the 20,000 shares of the Company's newly issued Series H preferred stock,

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

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

         10.72*       Capital  loan   restructuring   between  the  Company  and
                      Kanematsu dated April 1, 1998.

         10.73* Amendment to Securities Purchase Agreement between the Company and Commodore Environmental Services, Inc. (COES)

         10.74* Transfer agreement between the Company and DHB Capital Group, Inc. to transfer all of the stock of LAP and LEC

         * Filed with this report, all other reports previously filed.

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

                      The Company filed a Current Report on Form 8-KA dated February 6, 1998 reporting a pro forma balance sheet and income statement as of September 30, 1997 as if Lanxide Electronic Components, Inc. and Lanxide Armor Products, Inc. had been sold as of September 30, 1997.

                      The Company filed a Current Report on Form 8-K dated March 5, 1998 reporting the issuance of a license to Commodore Environmental Services, Inc.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         Lanxide Corporation
Date
January 12, 1999

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


     Signature                      Title                            Date
     ---------                      -----                            ----



/s/Marc S. Newkirk        President, Chief Executive Officer
------------------        and Director                          January 12, 1999
Marc S. Newkirk